Form 10-K
period 1998-06-01
HLM DESIGN INC
filed 1998-07-29
CIK 1049129

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT
     OF 1934

For the transition period from_________________  to _______________

Commission file number 001-14137
                       ---------


                               HLM DESIGN, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                  DELAWARE                                     56-2018819
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)

            121 WEST TRADE STREET
                 SUITE 2950
          CHARLOTTE, NORTH CAROLINA                              28202
  (Address of Principal Executive Offices)                (Zip Code)

                                 (704) 358-0779
              (Registrant's telephone number, including area code)


                                ---------------
          Securities registered pursuant to Section 12(b) of the Act:


                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
---------------------                                  ----------------------
    None                                                       None


                                ---------------
          Securities registered pursuant to Section 12(g) of the Act:
                          $.001 Par Value Common Stock
                    --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At July 24, 1998, the aggregate market value of the voting stock held by non-affiliates was $7,348,438, based on the closing sales price of the registrant's Common Stock on that date, of $5.19 per share. As of July 24,
1998, the registrant had a total of 2,075,087 shares of Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS



                                                                                                     PAGE
                                                                                                    -----
PART I
Item 1.   Business ................................................................................   3
Item 2.   Properties ..............................................................................   7
Item 3.   Legal Proceedings .......................................................................   7
Item 4.   Submission of Matters to a Vote of Security Holders .....................................   8
PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ...............   8
Item 6.   Selected Financial Data .................................................................   9
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...  11
Item 8.   Financial Statements and Supplementary Data .............................................  15
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....  15
PART III
Item 10.  Directors and Executive Officers of the Registrant ......................................  15
Item 11.  Executive Compensation ..................................................................  17
Item 12.  Security Ownership of Certain Beneficial Owners and Management ..........................  21
Item 13.  Certain Relationships and Related Transactions ..........................................  22
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................  23
INDEX TO FINANCIAL STATEMENTS ...................................................................     F-1
SIGNATURES ......................................................................................

FORWARD-LOOKING STATEMENTS

     The forward-looking statements included in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99.1 to this Form 10-K. (See
Exhibit 99.1 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995.) Forward-looking information provided by the Registrant in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.


EXPLANATORY NOTE

     UNLESS OTHERWISE INDICATED, ALL INFORMATION IN THIS REPORT GIVES EFFECT TO
(A) AN EFFECTIVE 12.75-TO-1 STOCK SPLIT (EFFECTED IN A SERIES OF TRANSACTIONS) OF REGISTRANT'S COMMON STOCK (THE "STOCK SPLIT") COMPLETED, AND (B) THE EXERCISE OF CERTAIN WARRANTS (AS DEFINED HEREIN) EXERCISED PRIOR TO, THE CONSUMMATION OF THE REGISTRANT'S INITIAL PUBLIC OFFERING AS DESCRIBED HEREIN (THE "IPO" OR "OFFERING"). UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES HEREIN TO THE "COMPANY" MEAN HLM DESIGN, INC. AND THE ARCHITECTURAL, ENGINEERING AND PLANNING FIRMS ("AEP FIRMS") IT MANAGES CONSIDERED AS ONE ENTERPRISE, REFERENCES TO A "MANAGEMENT AND SERVICES AGREEMENT" MEAN A LONG-TERM AGREEMENT BETWEEN HLM DESIGN AND AN AEP FIRM AS DESCRIBED HEREIN, AND REFERENCES TO THE "MANAGED FIRMS" MEAN HLMI, HLMNC AND HLMO (EACH AS DEFINED BELOW) AND SUCH OTHER AEP FIRMS WITH WHICH HLM DESIGN SHALL, FROM TIME TO TIME, ENTER INTO MANAGEMENT AND SERVICES AGREEMENTS. "HLM" IS A REGISTERED TRADEMARK OF HLM DESIGN.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     HLM Design, Inc. is a management company that enters into management and services relationships with full service AEP Firms. It was formed in March 1997 to pursue a strategy of consolidating non-professional operations and providing management expertise to individual AEP Firms. HLM Design believes it is the first company to pursue such a consolidation strategy in order to take advantage of operating efficiencies and provide geographic and service diversification for clients. Prior to March 1997, the current management team of HLM Design operated HLM Design of Northamerica, Inc. (formerly named Hansen Lind Meyer Inc.), an Iowa corporation ("HLMI"), HLM Design of the Southeast, P.C. (formerly named HLM of North Carolina, P.C.) ("HLMNC") and HLM Design of the Northwest, Architecture, Engineering and Planning, P.C. (formerly named HLM of Oregon, Architecture and Planning, P.C.) ("HLMO").

     HLMI was founded in Iowa City, Iowa in 1962 to provide architecture, engineering and planning services. In 1987, the original founders of HLMI sold their ownership in the company to the HLMI Employee Stock Ownership Plan (the "ESOP") and a board of directors consisting of senior principals took control of HLMI. On May 23, 1997, following consummation of a merger transaction, Messrs. Harris and Brannon owned all the outstanding stock of HLMI. See "Certain Relationships and Related Transactions -- Merger Transaction." HLMI's headquarters were moved from Iowa City, Iowa to Charlotte, North Carolina in 1996. HLMNC and HLMO were organized in 1996 but have had no operations to date.


     These three AEP Firms each entered into a forty-year Management and Services Agreement with HLM Design in May 1997. The Managed Firms operate offices in Atlanta, Georgia, Iowa City, Iowa, Chicago, Illinois, Orlando, Florida, Bethesda, Maryland, Denver, Colorado, Sacramento, California, Philadelphia, Pennsylvania, Portland, Oregon and Charlotte, North Carolina. HLM DESIGN IS NOT ENGAGED IN THE PRACTICE OF ARCHITECTURE, ENGINEERING OR PLANNING.


     Joseph M. Harris and Vernon B. Brannon, executive officers and principal stockholders of HLM Design, are also the principal stockholders and officers of the Managed Firms, HLMI, HLMNC and HLMO. As officers of the Managed Firms, they caused the Managed Firms to enter into Management and Services Agreements with HLM Design and as stockholders of each of the Managed Firms they entered into Stockholders' Agreements (as described below). See "Certain Relationships and Related Transactions -- Relationships with Managed Firms" for additional information.

     A full-service AEP Firm provides a spectrum of services in various specialties to customers through a broad range of professionals, including architects, mechanical, electrical, structural and civil engineers, landscape architects, interior designers and construction administration personnel. HLM Design has chosen to focus its effort on the management of full-service AEP Firms because it believes these firms offer a competitive advantage -- the ability to provide a full line of high-quality, cost effective services -- over firms that provide a more narrow range of services. HLM Design believes that its consolidation strategy will assist in attracting new AEP Firms as a result of two major trends: (1) the increasing complexity, cost and competitiveness of the design practice conducted by AEP Firms requiring operating and cost efficiencies and (2) AEP Firms' need for access to a wider pool of geographically dispersed professionals in order to provide solutions for the evolving needs of their clients.

     As a management company, HLM Design's relationship with the Management Firms is contractual; it has no ownership interest in the Managed Firms. As a result, stockholders in HLM Design will have no direct or indirect ownership interest in the Managed Firms.

     HLM Design's strategy is to expand revenues through (1) the development of new long-term Management and Services Agreements with full-service AEP Firms throughout the United States and (2) the expansion of services to existing clients. Currently, HLM is not engaged in negotiations with any AEP Firms.


OPERATING STRATEGY

     The creation of a management relationship between HLM Design and an AEP Firm involves, among other things, the signing of a Management and Services Agreement between HLM Design and the AEP Firm. Under the terms of the Management and Services Agreement, HLM Design is the sole and exclusive manager and administrator of all of the Managed Firm's day-to-day business functions. These functions include financial planning, facilities, equipment and supplies, and management and administrative services. Management and administrative services include bookkeeping and accounts, general administration services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements pertaining to the provision of architectural and engineering services by Managed Firms to third parties, personnel, security and maintenance, architectural and engineering recruiting and training, insurance, issuance of debt and additional capital stock and billing and collections. In connection with these services, HLM Design receives all but 1% of the firm's positive cash flow (as determined in accordance with generally accepted accounting principles applied on a consistent basis). See " -- HLM Design Operations -- Management and Services Agreements."

     In addition to the Management and Services Agreement, HLM Design requires stockholders of Managed Firms to enter into Stockholders' Agreements, which provide the stockholders of those entities with nominee stockholder status. Generally, the Stockholders' Agreements provide for the following: (i) the repurchase by the Managed Firm of the stockholder's stock upon such stockholder's death, (ii) restrictions on transferability of the stock, (iii) a "call-right" on the stock by the Managed Firm and (iv) a voting agreement among the stockholders and the Managed Firm. See " -- HLM Design Operations -- Stockholders' Agreements."

     The architects, engineers and planners employed by the Managed Firms offer a broad range of specialty and ancillary services. The Managed Firms offer services in master planning, architectural design, mechanical, electrical, structural and civil engineering, interior design, environmental graphics, landscape architecture, construction services and facility management. Each office varies in the number and types of specialties offered. The Managed Firms provide excellence in design and over the years have designed over a billion square feet of buildings and completed hundreds of planning and feasibility studies. Clients of the firms range from small companies to America's most prestigious corporations. The professionals at the Managed Firms specialize in the design of hospitals, criminal justice buildings and high-tech research facilities. Design experience of professionals employed by the Managed Firms includes corporate headquarters, physician office buildings, investment office buildings, multi-use office complexes and related facilities. The Managed Firms' professionals maintain full control over their architectural and engineering practices, determine which projects to pursue and set their own standards of practice in order to promote high-quality provision of services and retain ownership of all contracts with clients. HLM Design is not engaged in the practice of architecture, engineering or planning.

     The following more fully describes the services provided by the Managed
Firms:

     FOCUS ON HEALTHCARE. The Managed Firms design healthcare facilities that help their clients improve patient care and reduce operating costs. During the last 33 years, HLMI has designed over one billion square feet of healthcare facilities. Its experience includes more than 325 healthcare clients and over 825 major healthcare engagements including:

     o 205 health facility master plans
     o 118 ambulatory care centers
     o 77 ambulatory surgery centers
     o 120 academic medical centers and teaching facilities
     o 64 cancer centers
     o 69 women's facilities
     o 13 replacement hospitals
     o 44 medical office buildings

     FOCUS ON JUSTICE. The Managed Firms design justice facilities that help their clients build efficient and effective public facilities in times where financing of construction and operation of these public facilities is continually being scrutinized. Its experience includes:

     o 25 federal and state projects
     o 1.8 million square feet for the federal government
     o 3 million square feet of courthouse renovation

     By integrating design and planning, the Company's professionals meet project objectives by improving staff efficiency, accelerating the project schedule or even addressing sensitive urban design issues. Teams explore options to optimize the return on construction dollars, for example, by creatively combining renovation and new construction. The Company helps bridge the gap between need and public acceptance through public information campaigns and cost control. The results are buildings -- courts, police, detention or corrections facilities -- that meet stringent cost requirements yet still achieve a high quality of design.

     FOCUS ON RESEARCH FACILITIES. The Managed Firms design laboratories for clients that focus on optimizing space utilization and provide flexibility to adapt to changing technology or funding constraints. Systems are designed to control operating costs while protecting the demands of the research function and making safety and security the highest priority. Often, the goal is to produce environments that stimulate creativity, promote interaction, enhance the client's ability to recruit the best and brightest and attract funding. The Managed Firms have completed 30 research facility projects totalling over 3 million square feet valued at $540 million in construction costs.


GROWTH STRATEGY

     HLM Design intends to implement an aggressive, yet disciplined, expansion program by pursuing Management and Services Agreements with (i) large "regional" AEP Firms with established operating histories located in large metropolitan and high-growth suburban geographic markets that the Company does not currently serve and (ii) small firms that provide operational diversity in geographic areas that will complement the services that are either currently provided by the Company in such geographic areas or that are intended to be provided in the future. HLM Design believes its approach will be attractive to these large and small AEP Firms because it will provide these firms with economies of scale and the synergies that result from increased purchasing power, a greater breadth of services, an increased pool of professionals and geographical diversity. Furthermore, this strategy will give these regional and local AEP Firms, as a part of the Company, the ability to provide services to existing and future clients with national operations that might otherwise have turned to "non-local" firms to service their needs. The goal is for the Company to be the single source provider for large national clients with geographically diverse operations.

     HLM Design generally expects that AEP Firms that sign Management and Services Agreements will retain existing high-quality professional staff and continue to operate in an effective and efficient manner with personnel who understand the local market. Additionally, management believes it is positioned to pursue larger, well established AEP Firms as a result of the depth of HLM Design's management team, its capital structure and the reputation of the management team in the design industry. Management also believes these goals can be achieved at less cost than that which would be incurred by AEP firms operating on a stand alone basis.


HLM DESIGN OPERATIONS

     Pursuant to its Management and Services Agreements, HLM Design manages all aspects of the Managed Firm other than the provision of professional architectural, engineering and planning services. The provision of these services is controlled by the Managed Firms themselves. HLM Design enhances firm growth by assisting in the recruitment of new professionals and by expanding and adding ancillary services.

     One of HLM Design's goals is to negotiate national arrangements and provide cost savings to Managed Firms through economies of scale in areas such as malpractice insurance, supplies, equipment and business functions.


     MANAGEMENT AND SERVICES AGREEMENTS

     The Management and Services Agreements with the Managed Firms are for a period of forty years. Although these agreements are terminable by HLM Design, with or without cause, upon 60 days' notice to the Managed Firms (with the approval of a majority of the Board of Directors and a majority of its independent directors), they cannot be terminated by the Managed Firms without a material default or bankruptcy. Under these agreements, HLM Design is appointed as the sole and exclusive manager and administrator of all of the Managed Firms' day-to-day business functions, including financial planning, facilities, equipment and supplies, management and administrative services (including bookkeeping and accounts, general administration services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements pertaining to the provision of architectural and engineering services by Managed Firms to third parties), personnel, security and maintenance, architectural and engineering recruiting and training, insurance, billing and collections and marketing support. HLM Design has no authority, directly or indirectly, to perform any function of the Managed Firm's operations pertaining to services, which are required to be performed by duly licensed architects and engineers pursuant to any and all applicable laws, rules or regulations adopted by any authority regulating the licensing of architects or engineers. The Managed Firms will retain ownership of all contracts with clients. Additionally, HLM Design has the authority to approve or deny, on behalf of the Managed Firm, any and all proposals by stockholders of such firm to encumber, sell, pledge, give or otherwise transfer the capital stock of the Managed Firm, as well as the authority to approve issuance of common stock or incurrence of indebtedness.

     As compensation for the provision of its services under the Management and Services Agreement, HLM Design earns 99% of the net income of the Managed Firms, as determined in accordance with generally accepted accounting principles. However, for cash management purposes, the Management and Services Agreements state that HLM Design is to receive all but 1% of the positive cash flow (calculated as the change in the cash balances from the beginning of the period to the end of the period for the Managed Firms). As the management company, HLM Design will be responsible for the financing of working capital growth, capital growth and other cash needs. The Management and Services Agreements are structured so as not to force the Managed Firms to borrow money to satisfy their inter-company obligations for the management fee (defined as 99% of the net income of the Managed Firm). For the year ended May 1, 1998, HLM Design earned $1,441,305; however, due to cash requirements of the Managed Firms, the management fee required to be paid at May 1, 1998 was $450. The remaining balance of $1,440,855 has been recorded as a receivable by HLM Design, which will be paid with future positive cash flows. All significant balances and transactions between HLM Design and the Managed Firms have been eliminated in the consolidated financial statements included elsewhere herein.

     Effective January 1, 1998, all HLMI employees were transferred to HLM Design and now provide services to HLMI as HLM Design employees. From May 30, 1997 (the date of inception of the Management and Services Agreements currently in effect), until December 31, 1997, HLMI accrued no compensation bonuses for HLMI stockholder officers.

     STOCKHOLDERS' AGREEMENTS

     Stockholders of Managed Firms have entered into a Stockholders' Agreement, which generally restricts the ability of these stockholders to exercise certain rights commonly associated with ownership of common stock and effectively provides stockholders of such entities with nominee stockholder status. Generally, such Stockholders' Agreements provide that:

      (i) upon the death of a stockholder, the Managed Firm will purchase, and the personal representative of such stockholder's estate will sell to the Managed Firm, all the stock owned by such deceased stockholder; provided, however, in certain circumstances the sale of such stockholder's stock may be made to one or more third parties, subject to the approval of the Managed Firm;

      (ii) stockholders may not sell, pledge, give or otherwise transfer any or all of their stock to any third party, either voluntarily or involuntarily, without first obtaining the Managed Firm's written approval of such transfer, provided, that if the Managed Firm denies such approval, it shall purchase such stock;

      (iii) the Managed Firm has the right at any time to purchase all, but not less than all, of the stock then owned by any or all of the stockholders; and

      (iv) the stockholders agree that with respect to all matters submitted to stockholder vote (and, to the extent that all or any of the stockholders serve as a director of the Managed Firm, then also with respect to all matters submitted to a vote of the board of directors), the stockholders will, if not in unanimous agreement, follow specified procedures to achieve unity in voting among all stockholders.

     In addition, the Stockholders' Agreements contain an acknowledgment on the part of each stockholder that it is in the parties' best interest that certain of the Managed Firm's administrative and managerial functions be performed pursuant to a Management and Services Agreement with HLM Design and that in order to ensure consistency and continuity in the management of the firm's business and affairs, with respect to all matters pertaining to the initiation of stock "calls" and the approval or denial of proposed stock transfers, the Managed Firm will in all cases act in accordance with the written recommendation of HLM Design. The Stockholders' Agreements provide that they may be terminated upon the occurrence of any of the following events:

      (i) cessation of the Managed Firm's business,

      (ii) bankruptcy, receivership or dissolution of the Managed Firm, or

      (iii) the voluntary agreement of all parties bound by the terms of such Stockholders' Agreement.

     It is anticipated that Stockholders' Agreements among stockholders of the AEP Firms with whom HLM Design enters into Management and Services Agreements in the future will have similar terms.

COMPETITION

     The business of providing architectural, engineering and planning services is highly competitive. Although HLM Design is not aware of any other company actively pursuing a strategy of consolidating firms' administrative and management functions, it believes that additional companies with similar objectives will be organized in the future. Potential sources of competition include larger, nationally known, multi-specialty professional groups or professional firms and others, a number of which may have significantly greater resources than those of the Company.

     The Managed Firms are in competition with many other AEP firms, including large, national firms as well as many small, local firms. The Managed Firms compete with these firms on the basis of technical capabilities, qualifications and availability of personnel, experience, reputation, quality performance and, to a lesser extent, price of services.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

     Each state has enacted legislation governing the registration of architects and engineers, and, in some cases, landscape architects, fire protection engineers and interior designers. These state laws impose licensing requirements upon individual design professionals and architectural-engineering firms and are implemented by a more detailed set of administrative rules and regulations overseen by a registration board. In general, the state laws define the practice of architecture and engineering, restrict the use of the titles ARCHITECT and ENGINEER to licensed individuals, establish rules for entry into the profession, explain how professionals licensed in other states may become reciprocally registered to practice in the jurisdiction and define and enforce standards of professional conduct and misconduct.

     The state laws, or the regulations established by a registration board, may also establish requirements for the practice of architecture or engineering by a corporation or partnership. A few states do not permit the practice of architecture or engineering in a corporate form. Some states require design professionals who want to incorporate to do so as a professional corporation authorized and certified by the secretary of state. Most states permit practice through either a professional corporation or a general business corporation. Even if a state permits practice in a corporate form, the state may require that a certain number of principals in the corporation must be registered architects or engineers. Some states specify that a certain percentage of the principals, directors or stockholders of a corporate entity must be registered architects or engineers in order to practice in the state. A corporation seeking to practice in a state other than that in which it is incorporated must register as a foreign corporation in the other state and satisfy all of the registration requirements.

     There can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future.

     Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

EMPLOYEES

     Prior to January 1, 1998, all employees were employed with HLMI; however, under HLMI's Management and Services Agreement and consistent with HLM Design's strategy, all employees were transferred to HLM Design as of January 1, 1998. As of January 1, 1998, HLM Design employed approximately 246 persons of which approximately 92 were registered professionals (engineers, architects and others), approximately 102 were degreed professionals and approximately 52 were administrative personnel. None of HLM Design's employees or the Managed Firm's employees is represented by a labor union. HLM Design considers its relations with its employees and the employees of the Managed Firms to be satisfactory.

     The registered professional architects and engineers generally have degrees from accredited architecture or engineering schools, several years of work experience and have passed licensing examinations. Both registered and degreed architects have either a five year architectural degree or a four year degree and a two year advanced architectural degree. The Company's degreed professionals who are not registered have not yet passed the required licensing examinations.

ITEM 2. PROPERTIES

     HLM Design's principal executive offices are located at 121 West Trade Street, Suite 2950, Charlotte, North Carolina and its telephone number is (704) 358-0779, where the Company leases 7,254 square feet. Its lease of such offices is for a term of 5 years and expires in 2000. The Company believes the office facility is adequate for its current uses and anticipated growth. In addition to HLM Design's principal executive offices, the Company leases office space in Sacramento, California, Denver, Colorado, Orlando, Florida, Atlanta, Georgia, Iowa City, Iowa, Chicago, Illinois, Bethesda, Maryland, Portland, Oregon and Philadelphia, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

     From time to time HLM Design or one or more of the Managed Firms are named in claims involving contractual disputes or other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve HLM Design or the Managed Firms that, in the opinion of management, when considering insurance coverage, could reasonably be expected to have a material adverse effect on the business, financial condition or results of operations of HLM Design.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of HLM Design's fiscal year ended May 1, 1998, prior to consummation of its IPO and prior to HLM Design's becoming subject to rules and regulations under the Securities Exchange Act of 1934, as amended, HLM Design took action by consent of its majority stockholders as follows:

     On February 3, 1998, the majority stockholders (1) approved an amendment to HLM Design's certificate of incorporation as part of the series of transactions constituting the Stock Split, (2) approved the 1998 Stock Option Plan (as described below) (the "Stock Option Plan"), (3) approved certain grants under the Stock Option Plan and (4) approved the HLM Design, Inc, Employee Stock Purchase Plan.

     On February 12, 1998, the majority stockholders approved a further amendment to HLM Design's certificate of incorporation as part of a series of transactions constituting the Stock Split.

     On April 27, 1998, the majority stockholders approved two further amendments to HLM Design's certificate of incorporation as part of a series of transactions constituting the Stock Split.

     Each of the foregoing majority stockholders consents was effected by consent of holders of a total of 618,375 shares out of a total of 875,087 shares of HLM Design's common stock then outstanding. No other stockholders participated in such action or otherwise registered a vote, against or abstaining with respect to such actions.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

     Prior to June 12, 1998, the Company was privately held and there was no market for the Common Stock. Effective June 12, 1998, the common stock of the Company, par value of $.001 per share (the "Common Stock"), began trading on the NASDAQ Small Cap Market under the symbol "HLMD". As of July 24, 1998, 2,075,087 shares of Common Stock were outstanding and issued to a total of approximately 650 record and beneficial holders. The closing sales price for the Common Stock on July 24, 1998 was $5.19.

     HLM Design has never declared or paid a dividend on its Common Stock. HLM Design intends to retain all of its earnings to finance the growth and development of its business, including through the execution of new Management and Services Agreements, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. Any future change in HLM Design's dividend policy will be made at the discretion of the Board of Directors of HLM Design and will depend upon HLM Design's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

     On June 12, 1998, HLM Design's Registration Statement on Form S-1 (SEC File Number 333-40617) with respect to the Offering (the "Registration Statement") was declared effective, and HLM Design commenced the Offering. On June 18, 1998, HLM Design received $5.92 million in net proceeds (after giving effect to payment of the underwriters' discount and other expenses) from the IPO, which consisted of 1,200,000 shares of Common Stock sold at an aggregate price to the public of $7.2 million. On July 12, 1998, an over-allotment option for an aggregate of 180,000 shares of Common Stock (the "Over-Allotment Option") granted by HLM Design to the underwriters' expired unexercised.

     Berthel Fisher & Company Financial Services, Inc. ("Berthel Fisher"), Westport Resources Investment Services, Inc. and Marion Bass Securities Corporation acted as managing underwriters in the Offering.

     From the aggregate price to the public, $.72 million has been applied as the underwriters' discount and $.56 million has been applied to the total actual other expenses of the IPO payable to third parties. As of June 26, 1998, net proceeds from the IPO were applied or, where indicated, are held for application as follows:



        Repayment of Pacific/Equitas Loan (as defined below) ...................   $ 2.0        million
        Repayment of Berthel Leasing Loan (as defined below) ...................     .75        million
        Repayment of notes payable to employee stockholders ....................     .2         million
        Held for application to new business development and working capital and
        general corporate purposes .............................................    2.97        million
                                                                                   -----
        Total Net Proceeds .....................................................   $ 5.92       million
                                                                                   ======

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

RECENT SALES OF UNREGISTERED SECURITIES.

     Except as hereinafter set forth, there have been no sales of unregistered securities by HLM Design in fiscal 1998. The information set forth below is provided on a pre-Stock Split basis.

     On May 16, 1997, May 19, 1997, May 28, 1997, July 7, 1997, July 8, 1997,
July 14, 1997, August 22, 1997 and November 1, 1997 HLM Design issued an aggregate of 2,340 shares of Common Stock to senior level employees of the Company in exchange for $14.81 per share (except that in the case of the November 1, 1997 issuance, 200 shares of Common Stock were issued in the form of a stock bonus). As of May 30, 1997, September 10, 1997 and December 24, 1997, HLM Design issued warrants to purchase 17,794 shares of Common Stock for an aggregate of $23,500 in connection with financing arrangements. On November 10, 1997, Clay R. Caroland exercised his Warrant and purchased 862 shares of Common Stock. On December 26, 1997 Berthel Leasing exercised its Warrant and purchased 3,422 shares of Common Stock. On February 12, 1998 Equitas exercised its Warrant and purchased 5,749 shares of Common Stock. In connection with each such exercise of Warrants, the Company received consideration of $11.00, $43.64 and $110.67, respectively. In each of the foregoing transactions, the securities were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of said Act in view of the sophistication of the foregoing purchasers, their access to material information, the disclosures actually made to them by HLM Design and the absence of any general solicitation or advertising.

     Information concerning the Stock Split, the issuance of shares in connection therewith and the issuance of shares after year-end, is set forth elsewhere in this report.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the Predecessor Company (as defined below) for each of the three fiscal years ended April 25, 1997 are derived from audited financial statements. The following selected financial data for the Predecessor Company for the fiscal year ended April 30, 1994 are derived from unaudited financial statements. The selected financial data (Predecessor Company) for the one month ended May 30, 1997 are derived from the unaudited financial statements of HLMI. The selected financial data for the year ended May 1, 1998 are derived from the audited consolidated financial statements of HLM Design, which reflect the results of operations of HLM Design for twelve months and the results of operations of HLMI, HLMNC and HLMO for the eleven month period from May 31, 1997 to May 1, 1998. In the opinion of management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of its results of operations and financial condition. All of the data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes included elsewhere herein.

                                                                     (PREDECESSOR COMPANY) (1)
                                                -------------------------------------------------------------------
                                                                        FOR THE YEAR ENDED
                                                -------------------------------------------------------------------
                                                    APRIL 30,        APRIL 30,        APRIL 26,        APRIL 25,
                                                      1994             1995             1996             1997
                                                ---------------- ---------------- ---------------- ----------------
Revenue .......................................   $ 27,841,902     $ 29,122,557     $ 28,554,424     $ 26,754,710
                                                  ------------     ------------     ------------     ------------
Costs and Expenses:
Direct cost of revenue ........................     15,925,434       15,685,671       14,261,952       13,376,251
Operating costs ...............................     13,516,392       14,098,729       13,104,278       12,414,739
ESOP expenses .................................        564,918          573,837          584,202          408,765
Amortization on intangible assets .............          5,952            5,952           99,145          107,670
                                                  ------------     ------------     ------------     ------------
Total costs and expenses ......................     30,012,696       30,364,189       28,049,577       26,307,425
                                                  ------------     ------------     ------------     ------------
Income (loss) from operations .................     (2,170,794)      (1,241,632)         504,847          447,285
                                                  ------------     ------------     ------------     ------------
Other income (expense):
Net interest ..................................        (43,058)        (142,744)        (383,552)        (396,007)
Non-operating income (expense) ................             --          428,475          850,273          285,635
                                                  ------------     ------------     ------------     ------------
   Total other income
     (expense) ................................        (43,058)         285,731          466,721         (110,372)
                                                  ------------     ------------     ------------     ------------
Income (loss) before income taxes and
  minority interest ...........................     (2,213,852)        (955,901)         971,568          336,913
Income tax expense (benefit) ..................       (779,000)        (360,080)         435,459          219,799
                                                  ------------     ------------     ------------     ------------
Net income (loss) before minority
  interest (3) ................................   $ (1,434,852)    $   (595,821)    $    536,109     $    117,114
Minority interest in earnings .................             --               --               --               --
                                                  ------------     ------------     ------------     ------------
Net income (loss) .............................   $ (1,434,852)    $   (595,821)    $    536,109     $    117,114
                                                  ============     ============     ============     ============
NET INCOME PER SHARE
  Basic .......................................
  Diluted .....................................
NUMBER OF SHARES USED TO COMPUTE
  PER SHARE DATA
  Basic .......................................
  Diluted .....................................
SUPPLEMENTAL NET INCOME PER SHARE (6):
  NET INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM
  Basic .......................................
  Diluted .....................................
NET INCOME PER SHARE
  Basic .......................................
  Diluted .....................................
NUMBER OF SHARES USED TO COMPUTE
  PER SHARE DATA
  Basic .......................................
  Diluted .....................................
BALANCE SHEET DATA:
Working capital(deficiency) ...................   $  1,229,211     $ (1,029,547)    $ (1,620,488)    $ (1,902,363)
Total assets ..................................     10,147,420       10,519,859       12,577,992       12,874,503
Long-term debt ................................      1,050,330          840,302          564,577          103,792
Total liabilities .............................      9,713,789       10,690,072       11,819,796       11,670,962
Warrants outstanding (4) ......................
Stockholders' equity (deficiency) (5) .........        433,631         (170,213)         758,196        1,203,541



                                                                   HLM DESIGN
                                                                  CONSOLIDATED
                                                   ONE MONTH          YEAR
                                                     ENDED           ENDED
                                                    MAY 30,          MAY 1,
                                                      1997          1998 (2)
                                                --------------- ---------------
Revenue ....................................... $2,233,036      $29,296,690
                                                ----------      -----------
Costs and Expenses:
Direct cost of revenue ........................    898,979      13,124,743
Operating costs ...............................  1,163,141      13,465,102
ESOP expenses .................................
Amortization on intangible assets .............      9,571         147,269
                                                ----------      -----------
Total costs and expenses ......................  2,071,691      26,737,114
                                                ----------      -----------
Income (loss) from operations .................    161,345       2,559,576
                                                ----------      -----------
Other income (expense):
Net interest ..................................    (36,951)     (1,027,368)
Non-operating income (expense) ................                    (55,370)
                                                                -----------
   Total other income
     (expense) ................................    (36,951)     (1,082,738)
                                                ----------      -----------
Income (loss) before income taxes and
  minority interest ...........................    124,394       1,476,838
Income tax expense (benefit) ..................     43,000         683,897
                                                ----------      -----------
Net income (loss) before minority
  interest (3) ................................ $   81,394      $  792,941
Minority interest in earnings .................         --          14,585
                                                ----------      -----------
Net income (loss) ............................. $   81,394      $  778,356
                                                ==========      ===========
NET INCOME PER SHARE
  Basic .......................................                 $     1.12
                                                                ===========
  Diluted .....................................                 $      .91
                                                                ===========
NUMBER OF SHARES USED TO COMPUTE
  PER SHARE DATA
  Basic .......................................                    697,255
                                                                ===========
  Diluted .....................................                    854,453
                                                                ===========
SUPPLEMENTAL NET INCOME PER SHARE (6):
  NET INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM
  Basic .......................................                 $     0.78
                                                                ===========
  Diluted .....................................                 $     0.70
                                                                ===========
NET INCOME PER SHARE
  Basic .......................................                 $     0.57
                                                                ===========
  Diluted .....................................                 $     0.51
                                                                ===========
NUMBER OF SHARES USED TO COMPUTE
  PER SHARE DATA
  Basic .......................................                  1,305,774
                                                                ===========
  Diluted .....................................                  1,462,976
                                                                ===========
BALANCE SHEET DATA:
Working capital(deficiency) ................... (2,238,531)       (257,897)
Total assets .................................. 17,639,673      17,862,334
Long-term debt ................................  2,476,008       4,164,401
Total liabilities ............................. 16,354,738      16,767,460
Warrants outstanding (4) ......................                    114,932
Stockholders' equity (deficiency) (5) .........  1,284,935         964,755

---------
(1) The "Predecessor Company" is HLMI.

(2) Includes information for HLM Design and for the Managed Firms for the eleven months from May 31, 1997 to May 1, 1998 on a consolidated basis. HLM Design's operations for the month ended May 30, 1997 reflected herein include no revenues or expenses.

(3) Historical net income per share is not presented, as the historical capital structure prior to the Offering is not comparable with the capital structure of the Company after the Offering.

(4) Reflects Warrants held by Pacific Capital, L.P. ("Pacific") as of May 1, 1998. Pacific exercised its Warrants in June 1998 immediately prior to the effective date of the Registration Statement.

(5) Neither HLM Design nor the Predecessor Company has paid cash dividends from May 1, 1992 to May 1, 1998.

(6) Supplemental net income per share has been prepared based upon the shares outstanding giving effect to the issuance of common stock related to the Offering pro rata for common stock used to pay certain indebtedness. In addition, net income has been adjusted to give effect to the Offering and the May 1997 merger transactions described elsewhere herein as if the transactions had occurred at the beginning of fiscal 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with HLM Design and the Managed Firms' financial statements and the Predecessor Company's financial statements and the related notes thereto included elsewhere herein.


OVERVIEW

     HLM Design is a management company which enters into management and services relationships with full-service architectural, engineering and planning firms. Currently, HLM Design has entered into Management and Services Agreements with HLMI, HLMNC and HLMO. HLMNC and HLMO were organized in 1996 but have had no operations to date. These three firms operate in ten offices in Atlanta, Georgia, Iowa City, Iowa, Chicago, Illinois, Orlando, Florida, Bethesda, Maryland, Denver, Colorado, Sacramento, California, Philadelphia, Pennsylvania, Portland, Oregon, and Charlotte, North Carolina. A full service AEP Firm provides a spectrum of services in various specialties to customers through a broad range of professionals, including architectural, mechanical, electrical, structural and civil engineers, landscape architects, interior designers and construction administration personnel.

     In May 1997, BBH Corp., a corporation controlled by Joseph Harris and Vernon Brannon, controlling shareholders of HLM Design, merged into HLMI with HLMI being the surviving corporation. Funding for the acquisition through the merger and "cash-out" of HLMI's existing stockholders, including the redemption of the ESOP, was provided by loans of $3.2 million from HLM Design to BBH Corp. See "Certain Relationships and Related Transactions -- Merger Transaction."

     Immediately following the merger, the Managed Firms, HLMI, HLMNC and HLMO, entered into Management and Services Agreements with HLM Design. HLM Design, under the terms of such agreements, is the sole and exclusive manager and administrator of all of the Managed Firms' day-to-day business functions, including financial planning, facilities, equipment and supplies, management and administrative services, and earns 99% of the net income of the Managed Firms and, for cash management purposes, receives all but 1% of each Managed Firm's positive cash flow.


PRO FORMA RESULTS OF OPERATIONS (EXCLUDING THE EFFECT OF THE OFFERING)

     As a result of the acquisition of HLMI through the merger of BBH Corp. into HLMI and the consummation of the Management and Services Agreements and Stockholders' Agreements, the discussion and analysis of results of operations for the year ended May 1, 1998 compared to year ended April 25, 1997 is presented on a pro forma basis that reflects the acquisition of the assets of HLMI through the merger of BBH Corp. into HLMI and the consummation of the Management and Services Agreements and Stockholders' Agreements as though they occurred at the beginning of the respective periods.

     FISCAL 1998 COMPARED WITH FISCAL 1997 -- PRO FORMA

     This pro forma financial data does not give effect to the Offering.



                                             CONSOLIDATED    CONSOLIDATED
                                               PRO FORMA      PRO FORMA
                                               APRIL 25,        MAY 1,
                                                 1997            1998
                                            -------------- ---------------
Revenue ...................................  $ 26,754,710   $ 31,529,726
Costs and expenses:
Direct cost of revenue ....................    13,376,251     14,023,722
Operating costs ...........................    12,031,739     14,638,291
Amortization of intangible assets .........       168,000        172,124
                                             ------------   ------------
Total costs and expenses ..................    25,575,990     28,834,137
                                             ------------   ------------
Income from operations ....................     1,178,720      2,695,589
Other income (expense)
Interest expense ..........................    (1,096,509)    (1,124,357)
Non-operating income ......................       292,137             --
                                             ------------   ------------
 Total other expense ......................      (804,372)    (1,124,357)
                                             ------------   ------------
Income before income taxes ................       374,348      1,571,232
Income tax expense ........................       298,378        714,897
                                             ------------   ------------
Net income ................................        75,970        856,335
                                             ============   ============

     Revenues were $31.5 million in fiscal 1998 as compared to $26.8 million in fiscal 1997, which is an increase of 17.8%. This increase is attributable to management's stronger focus on marketing efforts during the fiscal year ended 1998.

     Direct costs primarily include, direct labor, subconsultant cost and reimbursable expenses. Direct costs were $14.0 million, or 44.5% of revenues, in fiscal 1998 as compared to $13.4 million, or 50% of revenues, in fiscal 1997. This decrease as a percent of revenues is principally due to a decrease in direct labor incurred as a percentage of revenues due to improved productivity as a result of management's closer monitoring of each project, as well as a decrease in subconsultant costs.

     Operating expenses were $14.6 million, or 46.4% of revenues, in fiscal 1998 as compared to $12.0 million, or 45.0% of revenues, in fiscal 1997. The increase is primarily due to increased marketing expenses during the fiscal 1998.

     Amortization of intangible assets were $0.2 million in both fiscal 1998 and 1997. The amortization expense relates to the goodwill arising from the acquisition of HLMI by BBH Corp. through the merger of BBH Corp. into HLMI. See
Note 2 to the Consolidated Financial Statements included elsewhere herein.

     Interest expense was $1.1 million in fiscal 1998 as compared to $1.1 million in 1997.

     Non-operating income was $0.3 million in fiscal 1997. The Company reported no non-operating income in fiscal 1998. Non-operating income is principally due to the gain on a lease terminations as a result of the cumulative excess of lease expense over the lease payments made as of the termination dates. In fiscal 1997, terminated facility leases resulted in a gain of $0.3 million.

     Income tax expense was $0.7 million in fiscal 1998 as compared to $0.3 million in fiscal 1997. The effective income tax rate was 46% in fiscal 1998 as compared to 80% in fiscal 1997. The effective income tax rate was higher in fiscal 1997 principally due to nondeductible penalties in fiscal 1997.


PREDECESSOR RESULTS OF OPERATIONS

     The following discussion and analysis and results of operations for the fiscal years ended April 25, 1997 and 1996 relate to the Predecessor Company, HLMI. HLM Design was incorporated on March 6, 1997 had no operations as of April 25, 1997.


     FISCAL 1997 COMPARED WITH FISCAL 1996

     Revenues were $26.8 million in fiscal 1997 compared to $28.6 million in fiscal 1996, which was a decline of 6.3%. The decline in revenues was primarily attributable to HLMI's decentralization of architectural personnel from one location to multiple locations, a shift in HLMI's mix from large academic education facilities to smaller healthcare and criminal justice projects, and HLMI's efforts to focus on the estimating process and selecting contracts with profitability as the major goal, which resulted in some potential contracts not being pursued. During fiscal 1997 and fiscal 1996, approximately 70% of HLMI's revenues were related to health care projects and approximately 30% were from criminal justice and other projects.

     Direct costs include, among other things, direct labor, subconsultant cost and reimbursable expenses. Direct costs were $13.4 million, or 50.0% of revenues, in fiscal 1997 as compared to $14.3 million, or 49.9% of revenues, in fiscal 1996. This increase as a percent of revenue is principally due to an increase in the use of subconsultants to meet project requirements (18.2% and 16.7% of revenue in fiscal 1997 and fiscal 1996, respectively) and an increase in reimbursable expenses incurred (4.4% and 3.3% of revenue in fiscal 1997 and fiscal 1996, respectively). This increase is offset by a decrease in direct labor incurred due to improved productivity as a result of HLMI's focus on cost containment of each project (24.7% and 26.7% of revenue in fiscal 1997 and fiscal 1996, respectively). As a result of these fluctuations and decreased sales, gross profit from revenue (revenue less direct cost of revenue) decreased to $13.4 million in fiscal 1997 from $14.3 million in fiscal 1996.

     Operating expenses decreased 5.3% to $12.4 million, or 46.4% of revenues, in fiscal 1997 from $13.1 million, or 45.9% of revenues, in fiscal 1996. The decrease of 5.3% is principally due to a reduction in personnel costs resulting from HLMI's efforts to increase utilization of labor.

     ESOP expenses were $0.4 million in fiscal 1997 as compared to $0.6 million in fiscal 1996. These expenses represent principal and interest payments on the ESOP debt.

     Amortization of intangible assets was $0.1 million for both fiscal 1997 and 1996. The amortization relates to the goodwill arising from the acquisition of MPB Architects, Inc. in April 1995.

     Interest expense was $0.4 million for both fiscal 1997 and 1996.

     Non-operating income was $0.3 million in fiscal 1997 compared to $0.9 million in fiscal 1996. Non-operating income is principally due to the gain on lease terminations as a result of the cumulative excess of lease expense over the lease payments made as of the termination dates. In fiscal 1997 and fiscal 1996, HLMI terminated facility leases resulting in a gain of $0.3 million and $0.8 million, respectively.

     Income tax expense was $0.2 million in fiscal 1997 compared to $0.4 million in fiscal 1996. The effective income tax rate in fiscal 1997 was 65.2% compared to 44.8% in fiscal 1996. The effective tax rate was higher for fiscal 1997 as compared to fiscal 1996 due principally to nondeductible penalties (17.4% in 1997) and meals and entertainment expenses (9.3% in 1997). The increase in penalty expense was due to HLMI's inability to timely fund payroll taxes.


LIQUIDITY AND CAPITAL RESOURCES

     At May 1, 1998, the Company's current liabilities of $12.6 million exceeded current assets of $12.3 million resulting in a working capital deficiency of $.3 million. During the year ended May 1, 1998, the Company generated $0.6 million in cash from operating activities. The Company used $0.7 million for investing activities, primarily the purchase of equipment. The Company generated $0.1 million from financing activities, primarily from long-term borrowings reduced by the payment of the ESOP buyback.

     The Company received proceeds, in June 1997, from financing, in the form of a 60 month, triple net capital lease, of $2.8 million (the "Lease Financing") from Berthel Fisher & Company Leasing, Inc. ("Berthel Leasing"). The proceeds were used to repay a line of credit and a note payable due to Firstar Bank of Iowa, N.A. In connection with the Lease Financing (which carried a rental payment of $64,501 per month and a $1 purchase option at the end of the lease term), HLMI granted a security interest in all of its personal property to Berthel Leasing, and Joseph Harris and Vernon Brannon partially guaranteed the amount due to Berthel Leasing. HLM Design also entered into a $0.75 million term loan, in September 1997, with Berthel Leasing for working capital purposes (the "Berthel Leasing Loan"). Such loan, which matured as of July 1, 1998, was also secured by a pledge of HLM Design assets and guaranties by HLMI, Joseph Harris and Vernon Brannon. In consideration for this borrowing, HLM Design sold warrants to purchase 43,631 shares of Common Stock (after giving effect to the Stock Split), subject to adjustment in certain circumstances, to Berthel Leasing (the "Berthel Warrants") and granted certain registration rights, which begin in 2000 with respect to such shares. In December 1997, Berthel Leasing exercised its warrants and purchased 43,631 shares of Common Stock (after giving effect to the Stock Split) at an exercise price of $.01 per share. In connection with the IPO, the Berthel Leasing Loan was repaid from the proceeds thereof. See Note 9 to the Consolidated Financial Statements included elsewhere herein.

     In connection with the merger agreement with BBH Corp. and the payment of the merger consideration to holders of HLMI common stock, the Company (i) issued indebtedness in the aggregate principal amount of $2 million to Pacific and Equitas, L.P. ("Equitas") (the "Pacific/Equitas Loan") (such indebtedness being repaid in connection with, and from proceeds of, the IPO), (ii) obtained financing from First Charter National Bank in the form of a revolving line of credit in an aggregate principal amount of $1 million (together with a $0.5 million line of credit with First Charter National Bank previously in effect with HLMI (the "First Charter Loan") under which the Company currently has borrowings outstanding of $1.5 million) and obtained notes payable to employee stockholders for $0.2 million (such indebtedness being repaid in connection with, and from proceeds of, the IPO). The Pacific/Equitas Loan was secured by, among other things, a collateral assignment of HLM Design's interest in its Management and Services Agreements and the HLMI Note (as defined below) and a security interest in HLM Design's personal property and fixtures. Additionally, HLMI, and under certain circumstances, Joseph Harris and Vernon Brannon guaranteed the Pacific/Equitas Loan. HLM Design also sold warrants to purchase 183,242 shares of Common Stock (after giving effect to the Stock Split), subject to adjustment in certain circumstances, to Pacific, Equitas, Shannon LeRoy, then a representative of Equitas on the Board of HLM Design, and Clay R. Caroland, then a representative of Pacific on the Board of HLM Design (the "Pacific/Equitas Warrants" and, together with the Berthel Warrants, the "Warrants"). See "Certain Relationships and Related Transactions -- Merger Transactions" and Note 4 to the Consolidated Financial Statements. In November 1997, Mr. Caroland exercised his warrants and purchased 10,991 shares of Common Stock (after giving effect to the Stock Split) at an exercise price of $.01 per share and Mr. LeRoy transferred his warrants to purchase 10,991 shares of Common Stock (after giving effect to the Stock Split) to Equitas. In February 1998, Equitas exercised its warrants and purchased 73,300 shares of Common Stock (after giving effect to the Stock Split) at an exercise price of $.01 per share. In June 1998, Pacific exercised its warrants and purchased 98,953 shares of Common Stock (after giving effect to the Stock Split) at an exercise price of $.01 per share. The First Charter Loan is secured by an unconditional guaranty from HLMI, and is secured by a security interest in all of HLMI's accounts receivable. Joseph Harris, Vernon Brannon and a former director have also guaranteed the First Charter Loan. For additional information concerning the First Charter Loan, see Note 4 to the Consolidated Financial Statements.

     Subsequent to May 1, 1998, HLM Design completed its IPO. The Company received $5.92 million in net proceeds (after giving effect to payment of underwriters' discount and other expenses) from the sale of 1,200,000 shares of Common Stock sold at an aggregate price to the public of $7,200,000. The net proceeds were used to repay certain indebtedness as further described above:
(a) $2.0 million loan from under the Pacific/Equitas Loan; (b) $0.75 million due under the Berthel Leasing Loan; and (c) $0.2 million due to employee stockholders. The remaining net proceeds of $2.97 million will be used for new business development as well as working capital and general corporate purposes.


     The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As the management company, HLM Design will be responsible for the financing of working capital growth, capital growth and other cash needs of the Managed Firms. See "Business -- HLM Design Operations -- Management and Services Agreements". As indicated above, HLM Design has already maximized its borrowings under the First Charter Loan. Such line of credit, as extended, matures as of August 31, 1998, unless it is renewed by First Charter. Although HLM Design has received both verbal and written indications from First Charter of its willingness to renew and increase HLM Design's line of credit following a successful completion of the Offering, First Charter has not entered into any commitment to do so. The Company believes that the net proceeds from the Offering, the new revolving line of credit and anticipated funds from future operations will be sufficient to meet its working capital needs for at least the next twelve months. If HLM Design is unable to obtain a new revolving line of credit, however, its ability to implement its growth strategy will be adversely affected.

     The Company's operations are professional services and as such are not capital intensive. However, in order to enhance productivity, the Company has increased its purchase of computer hardware and software. The Company currently has no material commitments for purchases of additional equipment. Capital expenditures during fiscal 1998 were $0.7 million.

     HLM Design expects to fund AEP Firm affiliations with proceeds from the Offering and future financings.


SEASONALITY

     The Company's operations are not seasonal in nature.


EFFECTS OF INFLATION

     Due to the relatively low levels of inflation in fiscal years 1996, 1997 and 1998, inflation did not have a significant effect on the Company's results of operations for those periods.

AUTOMATED SYSTEMS AND THE YEAR 2000

     The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. Similar to most other organizations, the Company has assessed the potential impact of the Year 2000 matter on its operations base on current and foreseeable computer and other automated system applications. The Company believes any future costs associated with modifying its computer software and other automated systems for the Year 2000 matters will not be significant.


NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement will be effective for HLM Design's fiscal year ending April 30, 1999. The Company does not intend to adopt this Statement prior to the effective date.

     In June 1997, the Financial Accounting Standards Board also issued SFAS
No. 131, "Disclosure about Segments of an Enterprise and Related Information." This standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. This statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet completed its analysis of which operating segments it will report, if any.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Information which appears on F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS; KEY PERSONNEL

     The executive officers, directors and key personnel of the Company, and their ages as of the date of this report, are as follows:



NAME                                AGE    POSITION(S) WITH THE COMPANY
--------------------------------   -----   -----------------------------------------------------------
      Joseph M. Harris             53      President, Chairman of the Board and Director*
      Vernon B. Brannon            54      Senior Vice President, Chief Financial Officer, Treasurer,
                                           Assistant Secretary and Director*
      Clay R. Caroland III         43      Director
      D. Shannon LeRoy             41      Director
      Thomas G. Pinkerton, Sr.     53      Senior Vice President of HLMI
      Bradley A. Earl              50      Vice President of HLMI
      Viktor A. Lituczy            44      Vice President of HLMI
      Frank E. Talbert             41      Vice President of HLMI
      Robert P. Ludden             42      Vice President of HLMI

---------
* Executive Officer

     JOSEPH M. HARRIS, AIA, RIBA, has been President, Chairman of the Board and a Director of HLM Design since its organization in 1997. He has been President and Chief Executive Officer of HLMI for the past three years. Prior to joining HLMI in 1994, he served as President of Heery Architects and Engineers, Inc. and an Executive Vice President and Director of Technical Services of Heery International, Inc., one of the country's largest full-service multi-disciplinary professional service firms. Prior to that, Mr. Harris was one of the founders and served as President of Clark, Tribble, Harris and Li, Architects, P.A. a multi-service architectural firm. Mr. Harris has over 30 years of professional experience and is an architect licensed in 32 states and in the United Kingdom. It is expected that Mr. Harris's initial term as a director of HLM

Design will expire at the third annual meeting of stockholders of HLM Design following classification of the Board of Directors pursuant to the Bylaws.


     VERNON B. BRANNON has been Senior Vice President, Chief Financial Officer and a Director of HLM Design since its organization in 1997. Along with Mr. Harris, he is a stockholder of HLMI, which he joined in 1994 as Chief Financial Officer and was appointed Senior Vice President soon after joining the firm. Prior to joining HLMI, from 1988 to 1994, Mr. Brannon was Chief Operating Officer of UAV Corporation, a video distribution firm, with responsibility for manufacturing, finance, accounting and all other functions except sales. It is expected that Mr. Brannon's initial term as a director of HLM Design will expire at the third annual meeting of stockholders of HLM Design following Board classification.

     CLAY R. CAROLAND III has been a partner since 1987 in Health Investors, LP and its affiliates. From 1996 to 1997, he also served as President of the General Partner of Pacific Capital, L.P. Health Investors and Pacific are investment firms. In 1989, he, along with Health Investors, organized and capitalized ClinTrials, Inc., which grew to become a leading CRO. In 1981, he co-founded Liberty Street Capital, NY, a Wall Street investment boutique and was Managing Director there until 1987. Mr. Caroland has served on the boards of directors of a number of companies including EquiVision and ClinTrials. It is expected that Mr. Caroland's initial term as a director of HLM Design will expire at the second annual meeting of stockholders of HLM Design following Board classification.

     D. SHANNON LEROY currently serves as President of Tennessee Business Investments, Inc., the general partner of Equitas, L.P., a licensed Small Business Investment Company. From 1988 until 1994, Mr. LeRoy served as a Senior Vice President of First Union National Bank of Tennessee, where he managed commercial banking. Mr. LeRoy is a Director of Power Designs, Inc., a manufacturer of power supply and power line conditional products, and Laure Beverage Company, a consumer beverage company. It is expected that Mr. LeRoy's initial term as a director of HLM Design will expire at the first annual meeting of stockholders of HLM Design following Board classification.

     BRADLEY A. EARL is a Vice President managing the Philadelphia office of HLMI. He joined HLMI in 1996. Prior to that he served in various leadership positions in architectural firms and as an independent architect. He was Director of Architecture at The Klett Organization from 1994 to 1996 and Executive Architect to Children's Hospital of Philadelphia from 1992 to 1994. He is a registered architect with 21 years of experience.

     VIKTOR A. LITUCZY rejoined HLMI in 1996 as Vice President managing HLMI's Portland, Oregon office. Prior to leaving HLMI in 1989. Mr. Lituczy was Corporate Vice President for the Chicago office as well as director of high-tech laboratory projects firmwide. From 1992 until 1996, he had his own architectural practice in Portland and consulted with a number of healthcare clients and architects on projects. From 1989 until 1992 he was an Associate Principal for KMD Architects & Planners in Portland. He is a registered architect with 20 years of experience.

     ROBERT P. LUDDEN is a Vice President managing the Orlando office of HLMI. He joined HLMI in 1993. Prior to that, from 1986 to 1993, he was a Vice President at Cannon, a large architectural firm that focuses on healthcare architecture. Mr. Ludden's career has focused on the leadership and direction of significant architectural and engineering projects. His work spans a number of markets including justice, healthcare, research and commercial. He is a registered architect.

     THOMAS G. PINKERTON is a Senior Vice President of HLMI. He joined the firm in 1994 as National Director of Justice Architecture. Prior to joining HLMI he was an associate with Hellmuth, Obata & Kassabaum, Inc., one of the largest architectural firms in the country. A registered architect with 33 years of experience, he has devoted his practice exclusively to the design of justice facilities.

     FRANK E. TALBERT is a registered architect with 17 years experience. He joined HLMI in 1994 and is Vice President managing the Chicago office of HLMI. Prior to joining HLMI, he was President of FibreCem Corporation from 1992 to 1994 where he led the successful turnaround of that company. His success was achieved with a combination of an intensive, hands-on sales effort and a reorganization of operations. From 1990 to 1992 he managed the Carolinas office of Kajima International Inc., the world's largest turnkey developer/builder where he established a program for financial enhancements on free standing not leased retail projects. Mr. Talbert is a registered architect.

     HLM Design will maintain two individuals not employed by or affiliated with HLM Design to HLM Design's Board of Directors. These directors will have access to regular outside legal counsel of HLM Design, or independent counsel of their choosing, at the expense of the Company in either event.

     The Board of Directors of the Company is divided into three classes, each of which, after a transitional period, will serve for three years, with one class being elected each year. The executive officers are elected annually by, and serve at the discretion of, HLM Design's Board of Directors.

     HLM Design has agreed that Berthel Fisher shall be entitled, for a period of three years following consummation of the Offering, to have a representative receive notice of, attend and observe, all Board meetings of HLM Design. Such representative shall not be a Board Member and shall have no voting rights at any such meeting.

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below is information for the fiscal years 1998, 1997 and 1996 with respect to compensation for services to the Company or the Managed Firms:

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                           ANNUAL COMPENSATION           COMPENSATION
                                  -------------------------------------     AWARDS
                                                                          NUMBER OF
                                                              OTHER         SHARES
         NAME AND                                            ANNUAL       UNDERLYING      ALL OTHER
   PRINCIPAL POSITION(S)    YEAR   SALARY(1)   BONUS(2)   COMPENSATION    OPTIONS(3)   COMPENSATION(4)
-------------------------- ------ ----------- ---------- -------------- ------------- ----------------
Joseph M. Harris           1998    $300,000    $    -0-       -0-            -0-            -0-
 Chairman, President       1997     230,878     50,000        -0-            -0-            -0-
 and Director              1996     192,307          0
Vernon B. Brannon          1998     250,000         -0-       -0-            -0-            -0-
 Senior Vice President     1997     178,847     50,000        -0-            -0-            -0-
 Chief Financial Officer   1996     144,281          0
 and Director

---------
(1) For additional information, see " -- Employment Agreements." Does not include the dollar value of perquisites and other personal benefits.

(2) The amounts shown are cash bonuses earned in the specified year and paid in the first quarter of the following year.

(3) The Company's Stock Option Plan was adopted in February 1998. No options were granted to any of the Company's executive officers in fiscal years 1998, 1997 or 1996. See " -- Employment Agreements" for information concerning options granted in June 1998.

(4) The aggregate amount of perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

EMPLOYMENT AGREEMENTS

     HLM Design has entered into employment agreements with Messrs. Harris and Brannon (the "Employment Agreements"), which provide for an annual base salary and certain other benefits. Pursuant to the Employment Agreements, the base salaries of Messrs. Harris and Brannon will be $300,000 and $250,000, respectively (consistent with base salaries in effect since March 1997). Messrs. Harris and Brannon will also receive a monthly automobile allowance of $1,000 and such additional compensation as may be determined by the Board of Directors. Each of the Employment Agreements is for a term of three years and will automatically be renewed for successive periods of one year. Additionally, Messrs. Harris and Brannon each have been approved for grant of options pursuant to the Stock Option Plan (that became effective in June 1998, immediately before completion of the Offering), for 57,954 shares of Common Stock, exercisable, in the case of incentive stock options, at $6.60 per share, and in the case of nonstatutory stock options, at $5.50 per share. See " -- Stock Option Plan."

     The Employment Agreements contain similar noncompetition provisions. These provisions, during the term of the Employment Agreement, (i) prohibit the disclosure or use of confidential Company information, and (ii) prohibit the solicitation of the Company's clients, the participation or operation in any business or service provided by the Company and, in the case of Mr. Harris, the lending of his name to any business which provides architectural and engineering services to persons who were clients or prospective clients of the Company. The provisions referred to in (ii) above shall also apply for a period of three years (with a corresponding severance arrangement tied to the foregoing base salaries upon a termination or non-renewal without cause) following the expiration or termination of an Employment Agreement.

STOCK OPTION PLAN

     In February 1998, the Board of Directors and stockholders of HLM Design adopted the HLM Design, Inc. 1998 Stock Option Plan (the "Stock Option Plan") in order to attract and retain key personnel. The following discussion of the material features of the Stock Option Plan is qualified by reference to the text of such plan filed as an exhibit to this Annual Report on Form 10-K.

     Under the Stock Option Plan, options to purchase up to an aggregate of 159,955 shares of Common Stock may be granted to key employees of HLM Design and its Managed Firms and to officers, directors, consultants and other individuals providing services to the Company. Unless designated as "incentive stock options" ("ISOs") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options granted under the Stock Option Plan are intended to be "nonstatutory stock options" ("NSOs").

     The Compensation Committee of the Board of Directors of HLM Design will administer the Stock Option Plan and will determine, among other things, the persons who are to receive options, the number of shares to be subject to each option, and the vesting schedule of options; provided, that the Board of Directors of HLM Design will make such determinations with respect to the initial grants made under the Stock Option Plan. Members of the Board of Directors who serve on the Compensation Committee must qualify as "non-employee directors," as that term is defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors of HLM Design will determine the terms and conditions upon which HLM Design may make loans to enable an optionee to pay the exercise price of an option. In selecting individuals for options and determining the terms thereof, the Compensation Committee may consider any factors it considers relevant, including present and potential contributions to the success of the Company. Options granted under the Stock Option Plan must be exercised within a period fixed by the Compensation Committee, which period, subject to early termination upon the occurrence of certain events, may not exceed ten years from the date of the grant of the option or, in the case of ISOs granted to any holder on the date of the grant of more than ten percent of the total combined voting power of all classes of stock of HLM Design and its affiliated firms, five years from the date of grant of the option. Options may be made exercisable in whole or in installments, as determined by the Compensation Committee. However, the aggregate market value of the Common Stock with respect to which ISOs are exercisable for the first time by the holder during any calendar year may not exceed the limitation set forth in Section 422(d) of the Code (currently $100,000). For this purpose, the market value shall be determined as of the time the ISOs are granted.

     Options generally may not be transferred other than by will or the laws of descent and distribution and during the lifetime of an optionee may be exercised only by the optionee. Notwithstanding the foregoing, the Compensation Committee, in its discretion, subject to certain limitations, may grant transferable options if such options are not ISOs. The exercise price of options that are NSOs will be determined at the discretion of the Compensation Committee, but will not be less than 85% of the market value of the Common Stock on the date of grant of the NSOs. The exercise price of ISOs may not be less than the market value of the Common Stock on the date of the grant of the option. In the case of ISOs granted to any holder on the date of grant of more than ten percent of the total combined voting power of all classes of stock of HLM Design and its affiliated firms, the exercise price may not be less than 110% of the market value of the Common Stock on the date of the grant of the ISOs. The exercise price may be paid in cash, in shares of Common Stock owned by the optionee, in NSOs granted under the Stock Option Plan (except that the exercise price of an ISO may not be paid in NSOs) or in any combination of cash, shares and NSOs.

     Options granted under the Stock Option Plan may include the right to acquire a "reload" option. In such case, if an optionee pays all or part of the exercise price of an option with shares of Common Stock held by the optionee for at least six months, then, upon exercise of the option, the optionee is granted a second option to purchase, at the fair market value as of the date of exercise of the original option, the number of whole shares used by the optionee in payment of the exercise price of the original option. A reload option is not exercisable until one year after the grant date of such reload option or the expiration date of the original option. If the exercise price of a reload option is paid for with shares of Common Stock that have been held by the Optionee for more than six (6) months, then another reload option will be issued. Shares of Common Stock covered by a reload option will not reduce the number of shares of Common Stock available under the Stock Option Plan.

     The Stock Option Plan provides that, in the event of changes in the corporate structure of HLM Design or certain events affecting the Common Stock, adjustments will automatically be made in the number and kind of shares available for issuance and in the number and kind of shares and option price thereof covered by outstanding options. It further provides that, in connection with any merger or consolidation in which HLM Design is not the surviving corporation and which results in the holders of the Common Stock owning less than a majority of the surviving corporation or any sale or transfer by HLM

Design of all or substantially all its assets or any tender offer or exchange offer for or the acquisition, directly or indirectly, by any person or group of all or a majority of the then-outstanding voting securities of HLM Design, all outstanding options under the Stock Option Plan will become exercisable in full on and after (i) the 15th day prior to the effective date of such merger, consolidation, sale, transfer or acquisition or (ii) the date of commencement of such tender offer or exchange offer, as the case may be.

     Effective on June 12, 1998, immediately before the consummation of the Offering, the Company granted NSOs to purchase 40,568 shares of Common Stock and ISOs to purchase 17,386 shares of Common Stock to each of Joseph Harris and Vernon Brannon.

     The issuance and exercise of ISOs have no federal income tax consequences to the Company. While the issuance and exercise of ISOs generally have no ordinary income tax consequences to the holder, upon the exercise of an ISO, the holder will treat the excess of the Common Stock's fair market value on the date of exercise over the exercise price as an item of tax adjustment for alternative minimum tax purposes. If the holder of Common Stock acquired upon the exercise of an ISO holds such stock until a date that is more than two years following the grant of the ISO and one year following the exercise of the ISO, the disposition of such Common Stock will ordinarily result in long-term capital gain or loss to the holder for federal income tax purposes equal to the difference between the amount realized on disposition of the Common Stock and the option exercise price. If the holding period requirements described above are not met, the holder will recognize ordinary income for federal income tax purposes upon disposition of the Common Stock in an amount equal to the lesser of (i) the excess of the Common Stock's fair market value on the date of exercise over the option exercise price and (ii) the excess of the amount realized on disposition of the Common Stock over the option exercise price. Any additional gain upon the disposition will be taxed as capital gains. Any capital gain will be subject to reduced rates of tax if such shares were held more than twelve months, and will be subject to further reduced rates if such shares were held more than eighteen months. The Company will be entitled to a compensation expense deduction for the Company's taxable year in which the disposition occurs equal to the amount of ordinary income recognized by the holder.

     The issuance of NSOs has no federal income tax consequences to the Company or the holder. Upon the exercise of an NSO, NSO holders will recognize ordinary income for federal income tax purposes at the time of option exercise equal to the amount by which the fair market value of the underlying shares on the date of exercise exceeds the exercise price. The Company generally will be allowed a federal income tax deduction in the same amount. In the event of the disposition of shares acquired by exercise of a NSO, any appreciation or depreciation after the exercise date generally will be taxed as capital gain or loss; provided, that any gain will be subject to reduced rates of tax if such shares were held for more than twelve months and will be subject to further reduced rates if such shares were held for more than eighteen months.

     If the option exercise price under any NSO is paid for by surrendering shares of Common Stock previously acquired, then the optionee will recognize ordinary income on the exercise as described above with respect to any shares acquired under the NSO in excess of the number of shares surrendered (such shares being treated as having been acquired without consideration), but will not recognize any taxable gain or loss on the difference between the optionee's basis in the surrendered shares and their current fair market value. For federal income tax purposes, the number of newly acquired shares equal to the number of shares surrendered will have the same basis and holding period as the surrendered shares. Any newly acquired shares in excess of the number of shares surrendered will have a tax basis equal to the amount of ordinary income recognized on such exercise (i.e., fair market value at exercise) and a holding period which begins on the date the optionee recognizes ordinary income for tax purposes.

     HLM Design intends to register the shares underlying the Stock Option Plan if required by the federal securities laws. If such registration is not required, such shares may be issued upon option exercise in reliance upon the private offering exemption codified in Section 4(2) of the Securities Act. Resale of such shares may be permitted subject to the limitations of Rule 144.

     The Company will not permit the total number of shares subject to outstanding warrants (exclusive of the Underwriters' Warrants (as defined herein)) and options granted or authorized to be granted to exceed 10% of all shares of Common Stock outstanding.


EMPLOYEE STOCK PURCHASE PLAN

     In February 1998, the Board of Directors and stockholders of HLM Design adopted the HLM Design, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP is intended to promote the interests of the Company by providing employees of the Company the opportunity to acquire a proprietary interest in the Company through the purchase of Common Stock.

The following discussion of the material features of the ESPP is qualified by reference to the text of such plan filed as an exhibit to this Annual Report on Form 10-K.

     The ESPP is intended to qualify as an "employee stock purchase plan" under
Section 423 of the Code. The ESPP is administered by the Compensation Committee, which, subject to the terms of the ESPP, has plenary authority in its discretion to interpret and construe the ESPP. The Compensation Committee will construe the provisions of the ESPP so as to extend and limit participation in a manner consistent with the requirements of Section 423 of the Code. A total of 57,954 shares of Common Stock has been reserved for purchase under the ESPP, provided that the number of shares issued or issuable under the ESPP and under the Stock Option Plan shall not at any time exceed in the aggregate 10% of the total number of shares of Common Stock outstanding.

     On January 1 of each year during the term of the ESPP (and also as soon as administratively practicable following the effective date of the ESPP) (the "Grant Date"), all eligible employees electing to participate in the ESPP ("Participating Employees") will be granted options to purchase shares of Common Stock. As of each Grant Date, each Participating Employee will be deemed to have been granted an option to purchase that number of shares of Common Stock that equals: (i) the Participating Employee's base pay (as defined in the ESPP) as of the Grant Date divided by 1000, with fractional amounts of .50 or more rounded up to the next dollar and fractional amounts of less than .50 disregarded, multiplied by (ii) two. No Participating Employee may be granted an option which would permit such employee to purchase stock under the ESPP and all other employee stock purchase plans of HLM Design and its subsidiaries at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time such option is granted) for each calendar year in which such option is outstanding at any time.

     A Participating Employee may elect to designate a limited percentage of such employee's base pay (as defined in the ESPP) to be deferred by payroll deduction as a contribution to the ESPP. To the extent a Participating Employee has accumulated enough funds, his or her contributions to the ESPP will be used to exercise the option granted under the ESPP through purchases of Common Stock on the last business day of March, June, September and December, on which the principal trading market for the Common Stock is open for trading and on any other interim dates during the year which the Compensation Committee designates for such purpose (the "Exercise Date"). Contributions which are not enough to purchase a whole share of Common Stock will be carried forward and applied on the next Exercise Date in that calendar year.

     The purchase price at which Common Stock will be purchased through the ESPP shall be 85% of the lesser of (i) the fair market value of the Common Stock on the applicable Grant Date, and (ii) the fair market value of the Common Stock on the applicable Exercise Date. Any option granted to a Participating Employee will be exercised automatically on each Exercise Date during the calendar year of the option's Grant Date in whole or in part such that the Participating Employee's accumulated contributions as of such Exercise Date will be applied to the purchase of the maximum number of whole shares of Common Stock that such contribution will permit at the applicable option price, limited to the number of shares available for purchase under the option.

     Any option granted to a Participating Employee will expire on the last Exercise Date of the calendar year in which granted. However, if a Participating Employee withdraws from the ESPP or terminates employment prior to such Exercise Date, the option may expire earlier.

     Upon termination of a Participating Employee's employment for any reason other than cause or death, such employee may, at his or her election, request the return of contributions not yet used to purchase Common Stock or continue participation in the ESPP until the Exercise Date next following the date of termination of employment such that any unexpired option held will be exercised automatically on such Exercise Date. If a Participating Employee dies while employed by the Company or prior to the Exercise Date next following the date of termination of employment, such employee's estate will have the right to elect to withdraw all contributions not yet used to purchase Common Stock or to exercise the Participating Employee's option for the purchase of Common Stock on the Exercise Date next following the date of such employee's death.

     The Board of Directors of HLM Design may at any time amend, suspend or terminate the ESPP; provided, however, that the ESPP may not be amended to increase the maximum number of shares of Common Stock for which options may be granted under the ESPP, other than in connection with a change in capitalization, without obtaining the approval of HLM Design stockholders.

     No federal taxable income will be recognized by Participating Employees upon the grant of an option to purchase Common Stock under the ESPP. In addition, a Participating Employee will not recognize federal taxable income on the exercise of an option granted under the ESPP.

     If the Participating Employee holds shares of Common Stock acquired upon the exercise of an option granted under the ESPP until a date that is more than two years from the Grant Date of the relevant option and one year from the date of option exercise (or dies while owning such shares), the employee must report as ordinary income in the year of disposition of the shares (or at death) the lesser of (a) the excess of the fair market value of the shares at the time of disposition (or death) over the option exercise price and (b) the excess of the fair market value of the shares on the date the relevant option was granted over the option exercise price. For this purpose, the option exercise price is 85% of the fair market value of the shares on the date the relevant option was granted (assuming the shares are offered at a 15% discount). Any additional income is treated as long-term capital gain. If these holding period requirements are met, the Company is not entitled to any deduction for income tax purposes. If the Participating Employee does not meet the holding period requirements, the employee recognizes at the time of disposition of the shares ordinary income equal to the amount by which the fair market value of the shares on the date of exercise exceeds the option exercise price for the shares, irrespective of the price at which the employee disposes of the shares, and an amount equal to such ordinary income is generally deductible by the Company. Any additional gain realized on the disposition of the shares will generally be capital gain or loss; provided that any gain will be subject to reduced rates of tax if the shares were held for more than twelve months and will be subject to further reduced rates if the shares were held for more than eighteen months.

     Because the ESPP is based on voluntary participation, benefits thereunder are not determinable.

     The Company intends to register the shares underlying the ESPP if required by the federal securities laws. If such registration is not required, such shares may be issued upon option exercise in reliance upon the private offering exemption codified in Section 4(2) of the Securities Act. Resale of such shares may be permitted subject to the limitations of Rule 144.

DIRECTOR COMPENSATION

     Members of the Board of Directors who are not employees of the Company will be compensated for their services in amounts to be determined. The Company will also reimburse all directors for their expenses incurred in connection with their activities as directors of the Company. Directors who are also employees of the Company receive no compensation for serving on the Board of Directors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Since HLM Design's organization in March 1997, all matters concerning executive officer compensation have been addressed by the entire Board of Directors. Since HLM Design's organization, Vernon Brannon and Joseph Harris have been executive officers of HLM Design and, together with Clay R. Caroland III and Shannon LeRoy (who each, prior to completion of the Offering, represented creditors of HLM Design), have constituted the majority of the Board of Directors. HLM Design will maintain two independent directors who will comprise its Compensation Committee.

     Although no formal appointment to the Compensation Committee has been made to date, it is anticipated that Messrs. Caroland and LeRoy, who no longer represent creditors on the Board (although Mr. LeRoy continues to serve as president of the general partner of Equitas), will initially serve as the independent directors comprising the Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of HLM Design's Common Stock as of July 27, 1998 by (i) each stockholder who is known by HLM Design to own beneficially more than five percent of the outstanding Common Stock, (ii) each director of HLM Design,
(iii) each executive officer of HLM Design and (iv) all directors and executive officers of HLM Design as a group.



                                                                          NUMBER OF SHARES   PERCENTAGE OF ALL
                                                                           OF COMMON STOCK      OUTSTANDING
NAME (1)                                                                        OWNED          COMMON STOCK
------------------------------------------------------------------------ ------------------ ------------------
       Joseph M. Harris(2)(3) ..........................................       367,142              17.2%
       Vernon B. Brannon(2)(3) .........................................       367,141              17.2%
       Clay R. Caroland III(2) .........................................        10,991                 *
       D. Shannon LeRoy(2)(4) ..........................................            --                --
       All directors and executive officers as a group (4 persons) .....       745,274              35.9%

---------
     * Less than one percent.

(1) Unless otherwise noted, each person has sole voting and investment power over the shares listed opposite his name subject to community property laws where applicable.

(2) The address of such person is care of HLM Design at 121 West Trade Street, Suite 2950, Charlotte, North Carolina 28202.

(3) Gives effect to currently exercisable options under the Stock Option Plan which became effective upon consummation of the Offering. See "Executive Compensation -- Stock Option Plan."

(4) Although he serves as president of its general partner, Mr. LeRoy disclaims beneficial ownership of the 73,300 shares of Common Stock (3.5%) held by Equitas.

     In connection with this Offering, HLM Design agreed to sell to the underwriters, for a price of $.01 per warrant, warrants (the "Underwriters' Warrants") to purchase 120,000 shares (including 60,000 shares allocated to Berthel Fisher) of Common Stock. The Underwriters' Warrants are exercisable at a price of $7.20 per share for a period of four years commencing June 12, 1999 subject to customary terms and conditions including limitations on transfer, provisions relating to fundamental corporate changes and antidilution protection.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIPS WITH MANAGED FIRMS

     Joseph Harris and Vernon Brannon, executive officers and principal stockholders of HLM Design, are also the principal stockholders and officers of the Managed Firms, HLMI, HLMNC and HLMO. As officers of the Managed Firms, they caused the Managed Firms to enter into Management and Services Agreements with HLM Design and as stockholders of each of the Managed Firms they entered into Stockholders' Agreements. The primary purpose of the Stockholders' Agreement is to restrict the ability of stockholders to exercise the rights commonly associated with ownership of common stock and to effectively provide stockholders of the Managed Firms with nominee stockholder status in order to facilitate the execution and operation of the Management and Services Agreements.

     For information concerning certain advances from Messrs. Harris and Brannon to HLMI, with respect to which there was an aggregate outstanding balance due from the Company at May 1, 1998 of $27,000, see Note 4 to the Consolidated Financial Statements included elsewhere herein. Such balance was paid by the Company subsequent to year-end.

     HLMI is the tenant under a triple net lease of certain warehouse space in Charlotte, North Carolina entered into in December 1995 with a partnership of which Messrs. Harris and Brannon (and family members) are the partners, as landlord. Rental payments under such lease, which expires in 2005, are $3,500 per month.

     Future material transactions between HLM Design or any of the Managed Firms and any of the Company's officers, directors or controlling persons will be made or entered into on terms that are no less favorable to HLM Design than those that can be obtained from unaffiliated third parties. Additionally, any future material transactions between HLM Design and any of the Company's officers, directors or controlling persons or any of their affiliates (including affiliated Managed Firms) will be approved by a majority of HLM Design's directors and by a majority of its independent directors who do not have an interest in the transactions. Terminations by HLM Design of Management and Services Agreements with affiliated Managed Firms would also require such independent director approval.


MERGER TRANSACTION

     In April 1997, HLMI and BBH Corp., a Delaware corporation controlled by Joseph Harris and Vernon Brannon, entered into a Merger Agreement (the "Merger Agreement") whereby HLMI and BBH Corp. merged, with HLMI being the surviving corporation. Upon consummation of the transactions contemplated by the Merger Agreement each share of HLMI common stock (excluding shares of HLMI common stock held by BBH Corp., which were (i) contributed to BBH Corp. by Messrs. Harris and Brannon as their initial capital contribution to BBH Corp. and (ii) purchased from HLMI with the proceeds of a $3.2 million loan from HLM Design (the note evidencing such loan, bearing interest at a nominal rate of 13.5% per annum and maturing June 1, 2002, with monthly principal payments commencing June 1, 2000, referred to herein as the "HLMI Note")) was converted into the right to receive $64.00 in cash (the "Merger Consideration") and each share of BBH Corp. then outstanding was converted into one share of HLMI common stock. Following the consummation of the transactions contemplated by the Merger Agreement, Joseph Harris and Vernon Brannon owned all of the outstanding common stock of HLMI.


     The payment of the Merger Consideration was financed indirectly by the Pacific/Equitas Loan and the First Charter Loan through the purchase of additional HLMI capital stock by BBH Corp., effective simultaneously with the Merger. In connection with the Pacific/Equitas Loan, HLM Design issued the Pacific/Equitas Warrants to Pacific, Equitas and Messrs. Caroland and LeRoy and granted certain registration rights which begin in 2000, with respect to the Common Stock which underlies the Pacific/Equitas Warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company repaid the outstanding balance on the Pacific/ Equitas Loan from the proceeds of the Offering. Upon such repayment, Messrs. Harris and Brannon were released from their personal guarantees of the Pacific/Equitas Loan, and agreements relating to the Pacific/Equitas Loan, subjecting the Company to certain affirmative and negative covenants and providing rights to each of Pacific and Equitas to have a representative on the HLM Design board and to each of Pacific and Equitas (and their representatives) to participate in any proposed sale of HLM Design stock by Messrs. Harris and Brannon, terminated.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The exhibits and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

      (a)  (1) Financial Statements

               See the Index to Financial Information which appears on page F-1 herein.

           (2) Financial Statement Schedules

               No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

           (3) Exhibits:

            Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, indicated by an asterisk (*), are incorporated by reference to documents previously filed as exhibits to other filings with the Commission.

      (b) HLM Design has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

   EXHIBIT
     NO.     DESCRIPTION
------------ --------------------------------------------------------------------------------------------------------------------
     3.1*    Certificate of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the
             Registration Statement on Form S-1 (SEC File No. 333-40617) (the "Form S-1")).
     3.2*    Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 to the Form S-1).
     4.1*    Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).
     4.2*    Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Form S-1).
     4.3*    Registration Rights Agreement dated as of May 30, 1997 by and among HLM Design, Inc., Pacific Capital, L.P.
             and Equitas, L.P. (incorporated by reference to Exhibit 4.3 to the Form S-1).
     4.4*    Registration Rights Agreement dated as of September 10, 1997 by and among HLM Design, Inc. and Berthel
             Fisher & Company Leasing, Inc. (incorporated by reference to Exhibit 4.4 to the Form S-1).
    10.1*    Management and Services Agreement dated as of May 29, 1997 by and between Hansen Lind Meyer Inc. and
             HLM Design (incorporated by reference to Exhibit 10.1 to the Form S-1).
    10.2*    Management and Services Agreement dated as of May 29, 1997 by and between HLM of North Carolina, P.C.
             and HLM Design (incorporated by reference to Exhibit 10.2 to the Form S-1).
    10.3*    Management and Services Agreement dated as of May 29, 1997 by and between HLM of Oregon, Architecture and Planning, P.C. and HLM Design (incorporated by reference to Exhibit 10.3 to the Form S-1).
    10.4*    Stockholders' Agreement dated as of May 29, 1997 by and among Joseph M. Harris, Vernon B. Brannon and
             Hansen Lind Meyer Inc. (incorporated by reference to Exhibit 10.4 to the Form S-1).
    10.5*    Stockholders' Agreement dated as of May 29, 1997, by and among Joseph M. Harris, Vernon B. Brannon, Phillip
             J. Antis and HLM of North Carolina, P.C. (incorporated by reference to Exhibit 10.5 to the Form S-1).
    10.6*    Stockholders' Agreement dated as of May 29, 1997 by and among Joseph M. Harris, Vernon B. Brannon, Viktor
             A. Lituczy and HLM of Oregon, Architecture and Planning, P.C. (incorporated by reference to Exhibit 10.6 to the Form S-1).
    10.7     Security Escrow Agreement among HLM Design, Inc., certain security holders and First Union National Bank, as escrow agent.
    10.8*    Note Purchase Agreement dated as of May 30, 1997 by and among HLM Design, Inc., Hansen Lind Meyer Inc.,
             BBH Corp., Pacific Capital, L.P., and Equitas, L.P. (incorporated by reference to Exhibit 10.8 to the Form S-1).
    10.9*    Promissory Note A-1 dated as of May 30, 1997 by HLM Design, Inc. in favor of Pacific Capital, L.P.
             (incorporated by reference to Exhibit 10.9 to the Form S-1).
    10.10*   Promissory Note A-2 dated as of May 30, 1997 by HLM Design, Inc. in favor of Equitas, L.P. (incorporated by reference to Exhibit 10.10 to the Form S-1).
    10.11*   Collateral Assignment of Contract Rights dated as of May 30, 1997 by and between HLM Design, Inc. and
             Pacific Capital, L.P. and Equitas, L.P. (incorporated by reference to Exhibit 10.11 to the Form S-1).
    10.12*   Security Agreement dated as of May 30, 1997 by and between HLM Design, Inc. and Pacific Capital, L.P. and
             Equitas, L.P. (incorporated by reference to Exhibit 10.12 to the Form S-1).
    10.13*   Affiliate Promissory Note dated May 30, 1997 by BBH Corp. in favor of HLM Design, Inc. (incorporated by reference to Exhibit 10.13 to the Form S-1).
    10.14*   Collateral Assignment of Promissory Note dated as of May 30, 1997 by and between HLM Design, Inc. and
             Pacific Capital, L.P. and Equitas, L.P. (incorporated by reference to Exhibit 10.14 to the Form S-1).
    10.15*   Unconditional Guaranty dated as of May 30, 1997 by and between Hansen Lind Meyer Inc. and BBH Corp. in favor of Pacific Capital, L.P. and Equitas, L.P. (incorporated by reference to Exhibit 10.15 to the Form S-1).
    10.16*   Guaranty dated as of May 30, 1997 by Joe Harris in favor of Pacific Capital, L.P. and Equitas, L.P. (incorporated by reference to Exhibit 10.16 to the Form S-1).
    10.17*   Guaranty dated as of May 30, 1997 by Vernon Brannon in favor of Pacific Capital, L.P. and Equitas, L.P.
             (incorporated by reference to Exhibit 10.17 to the Form S-1).
    10.18*   Noncompetition Agreement dated as of May 30, 1997 by and between HLM Design, Inc., Hansen Lind Meyer
             Inc. and Joseph M. Harris (incorporated by reference to Exhibit 10.18 to the Form S-1).
    10.19*   Noncompetition Agreement dated as of May 30, 1997 by and between HLM Design, Inc., Hansen Lind Meyer
             Inc. and Vernon B. Brannon (incorporated by reference to Exhibit 10.19 to the Form S-1).
    10.20*   Guaranty (Limited in Amount) dated as of May 30, 1997 by and among Vernon B. Brannon, Joseph M. Harris, and a former director (incorporated by reference to Exhibit 10.20 to the Form S-1).
 10.20.1*    Addendum B to Lease Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company
             Leasing, Inc. and Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.20.1 to the Form S-1).
 10.20.2*    Letter Agreement dated as of January 9, 1998 amending the Berthel Lease (incorporated by reference to Exhibit
             10.20.2 to the Form S-1).
    10.21*   Security Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company Leasing, Inc. and
             Hansen Lind Meyer Inc. (incorporated by reference to Exhibit 10.21 to the Form S-1).

  EXHIBIT
    NO.     DESCRIPTION
----------- --------------------------------------------------------------------------------------------------------------------
10.22*      Lease Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company Leasing, Inc. and
            Hansen Lind Meyer Inc. (the "Berthel Lease") (incorporated by reference to Exhibit 10.22 to the Form S-1).
10.23       HLM Design, Inc. Stock Option Plan.
10.24       HLM Design, Inc. Employee Stock Purchase Plan.
10.25*      Employment Agreement between HLM Design, Inc. and Joseph M. Harris, as amended to date (incorporated by reference to Exhibit 10.25 to the Form S-1).
10.26*      Employment Agreement between HLM Design, Inc. and Vernon B. Brannon, as amended to date (incorporated by reference to Exhibit 10.26 to the Form S-1).
10.27*      Promissory Note dated as of May 30, 1997 issued by HLM Design, Inc. in favor of First Charter National Bank
            (incorporated by reference to Exhibit 10.27 to the Form S-1).
10.28*      First Amendment to Management and Services Agreement dated as of May 29, 1997 by and between HLM
            Design of Northamerica, Inc. (formerly Hansen Lind Meyer Inc.) and HLM Design (incorporated by reference to
            Exhibit 10.28 to the Form S-1).
10.29*      First Amendment to Management and Services Agreement dated as of May 29, 1997 by and between HLM
            Design of the Southeast, P.C. (formerly HLM of North Carolina, P.C.) and HLM Design (incorporated by reference to Exhibit 10.29 to the Form S-1).
10.30*      First Amendment to Management and Services Agreement dated as of May 29, 1997 by and between HLM
            Design of the Northwest, Architecture, Engineering and Planning, P.C. (formerly HLM of Oregon Architecture and Planning, P.C.) and HLM Design (incorporated by reference to Exhibit 10.30 to the Form S-1).
10.31       Statutory Incentive Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option Plan between HLM Design, Inc. and Joseph M. Harris.
10.32       Statutory Incentive Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option Plan between HLM Design, Inc. and Vernon B. Brannon.
10.33       Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Plan between HLM
            Design, Inc. and Joseph M. Harris.
10.34       Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option Plan between
            HLM Design, Inc. and Vernon B. Brannon.
10.35*      Stockholders Agreement dated as of July 29, 1997 among HLM Design, Inc., Joseph M. Harris, Vernon B.
            Brannon, Pacific Capital, L.P., Equitas, L.P., Clay Caroland, Shannon LeRoy, and a former director (incorporated by reference to Exhibit 10.35 to the Form S-1).
10.36*      Promissory Note dated as of December 10, 1996 issued by Hansen Lind Meyer, Inc. in favor of First Charter
            National Bank (incorporated by reference to Exhibit 10.36 to the Form S-1).
10.37*      Modification and Extension Agreement dated as of June 2, 1997 between First Charter National Bank and
            Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.37 to the Form S-1).
10.38*      Commercial Guaranty dated as of May 30, 1997 by Hansen Lind Meyer, Inc. in favor of First Charter National
            Bank (incorporated by reference to Exhibit 10.38 to the Form S-1).
10.39*      Security Agreement dated as of June 2, 1997 between Hansen Lind Meyer, Inc. and First Charter National Bank
            (incorporated by reference to Exhibit 10.39 to the Form S-1).
10.40*      Commercial Security Agreement dated as of May 30, 1997 between Hansen Lind Meyer, Inc. and First Charter
            National Bank (incorporated by reference to Exhibit 10.40 to the Form S-1).
10.41*      Subordination Agreement dated as of May 30, 1997 among Berthel Fisher & Company Leasing, Inc., First
            Charter National Bank, HLM Design, Inc. and Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit
            10.41 to the Form S-1).
10.42*      Note and Security Agreement dated as of September 10, 1997 by and among HLM Design, Inc., Hansen Lind
            Meyer, Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date
            (incorporated by reference to Exhibit 10.42 to the Form S-1).
10.43*      Note and Security Agreement dated as of September 16, 1997 by and among HLM Design, Inc., Hansen Lind
            Meyer, Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date
            (incorporated by reference to Exhibit 10.43 to the Form S-1).
10.44*      Intercreditor Agreement dated as of September 10, 1997 between and among Berthel Fisher & Company
            Leasing, Inc., Pacific Capital, L.P. and Equitas L.P. (incorporated by reference to Exhibit 10.44 to the Form S-1).
10.45*      Commercial Guaranty dated as of May 30, 1997 by Joseph M. Harris in favor of First Charter National Bank
            (relating to Promissory Note of HLM Design, Inc. of even date therewith) (incorporated by reference to Exhibit
            10.45 to the Form S-1).
10.46*      Commercial Guaranty dated as of May 30, 1997 by Vernon B. Brannon in favor of First Charter National Bank
            (relating to Promissory Note of HLM Design, Inc. of even date therewith) (incorporated by reference to Exhibit
            10.46 to the Form S-1).

  EXHIBIT
    NO.     DESCRIPTION
----------- --------------------------------------------------------------------------------------------------------------
 10.47*     Modification and Extension Agreement dated as of May 30, 1998 between First Charter National Bank and
            HLM Design, Inc. (incorporated by reference to Exhibit 10.47 to the Form S-1).
 10.48*     Modification and Extension Agreement dated as of May 30, 1998 between First Charter National Bank and
            Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.48 to the Form S-1).
 10.49*     Lease Agreement dated as of December 18, 1995 between CTHL Properties and Hanson Lind Meyer, Inc.
            (incorporated by reference to Exhibit 10.49 to the Form S-1).
 10.50*     Promissory Note dated as of March 20, 1997 issued by Hansen Lind Meyer, Inc. in favor of Joseph M. Harris, as extended to date (incorporated by reference to Exhibit 10.50 to the Form S-1).
 10.51*     Promissory Note dated as of March 20, 1997 issued by Hansen Lind Meyer, Inc. in favor of Vernon B. Brannon, as extended to date (incorporated by reference to Exhibit 10.51 to the Form S-1).
 10.52*     Guaranty dated as of December 10, 1996 by Joseph M. Harris in favor of First Charter National Bank (relating to Promissory Note of Hansen Lind Meyer, Inc. of even date therewith) (incorporated by reference to Exhibit
            10.52 to the Form S-1).
 10.53*     Guaranty dated as of December 10, 1996 by Vernon B. Brannon in favor of First Charter National Bank (relating to Promissory Note of Hansen Lind Meyer, Inc. of even date therewith) (incorporated by reference to Exhibit
            10.53 to the Form S-1).
 10.54*     Common Stock Purchase Warrant dated as of May 30, 1997 issued to Pacific Capital, L.P. (incorporated by reference to Exhibit 10.54 to the Form S-1).
 10.55*     Second Amendment to Management and Services Agreement dated as of June 5, 1998 by and between HLM
            Design of Northamerica, Inc. and HLM Design (incorporated by reference to Exhibit 10.55 to the Form S-1).
 10.56*     Second Amendment to Management and Services Agreement dated as of June 5, 1998 by and between HLM
            Design of the Southeast, P.C. and HLM Design (incorporated by reference to Exhibit 10.56 to the Form S-1).
 10.57*     Second Amendment to Management and Services Agreement dated as of June 5, 1998 by and between HLM
            Design of the Northwest, Architecture, Engineering and Planning, P.C. and HLM Design (incorporated by reference to Exhibit 10.57 to the Form S-1).
 10.58      Letter Agreement among Messrs. Harris and Brannon, Berthel Leasing and HLM Design.
 21.1*      Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Form S-1).
 27       Financial Data Schedule
 99.1       Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

---------
* Incorporated by reference to documents previously filed as exhibits to other filings with the Commission.

                         INDEX TO FINANCIAL INFORMATION



                                                                                            PAGE
                                                                                           -----
HLM DESIGN, INC. AND AFFILIATES:
 INDEPENDENT AUDITORS' REPORT ............................................................  F-2
 FINANCIAL STATEMENTS:
   Balance Sheet at April 25, 1997 and Consolidated Balance Sheet at May 1, 1998 .........  F-3
   Statements of Income for the years ended April 26, 1996 (Predecessor), April 25, 1997
(Predecessor), the one
    month ended May 30, 1997 (Predecessor) and the Consolidated Statements of Income for
the year ended
    May 1, 1998 (HLM Design Inc.) ........................................................  F-4
   Statements of Stockholders' Equity for the period ended April 25, 1997 and
Consolidated statement of
    stockholder's equity for the year ended May 1, 1998 ..................................  F-5
   Statements of Cash Flows for the years ended April 26, 1996 (Predecessor), April 25,
1997 (Predecessor), the
    one month ended May 30, 1997 (Predecessor) and Consolidated Statements of Cash Flows
for the year
    ended May 1, 1998 (HLM Design Inc.) ..................................................  F-6
   Notes to Financial Statements .........................................................  F-7

                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
HLM DESIGN, INC.
Charlotte, North Carolina

     We have audited the accompanying balance sheet of HLM Design, Inc. (the "Company") as of April 25, 1997 and May 1, 1998, and the related statements of stockholders' equity, for the period from inception March 6, 1997 (inception) to April 25, 1997 and the related statements of income, stockholders' equity, and cash flows for the year ended May 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 25, 1997 and May 1, 1998 and the changes in stockholders equity for the period from March 6, 1997 (inception) to April 25, 1997 and the year ended May 1, 1998 as well as the results of its operations and cash flows for the year ended May 1, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
July 6, 1998
Charlotte, North Carolina


                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
HANSEN LIND MEYER INC.
Charlotte, North Carolina

     We have audited the accompanying statements of income, stockholders' equity, and cash flows of Hansen Lind Meyer Inc. ("HLMI") for each of the two years in the period ended April 25, 1997. These financial statements are the responsibility of HLMI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the HLMI financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for each of the two years in the period ended April 25, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
October 31, 1997
Charlotte, North Carolina

                        HLM DESIGN, INC. AND AFFILIATES

                                 BALANCE SHEETS

                         APRIL 25, 1997 AND MAY 1, 1998

                                                                                              HLM
                                                                                             DESIGN     CONSOLIDATED
                                                                                           APRIL 25,       MAY 1,
                                                                                              1997          1998
                                                                                            (NOTE 1)      (NOTE 1)
                                                                                          ----------- ---------------
ASSETS
CURRENT ASSETS:
  Cash ..................................................................................               $    17,369
  Trade and other receivables, less allowance for doubtful accounts of $150,000
   at May 1, 1998 .......................................................................                 6,089,929
  Costs and estimated earnings in excess of billings on uncompleted projects (Note 3) ...                 5,513,854
  Prepaid expenses ......................................................................                   724,010
                                                                                                        -----------
    Total current assets ................................................................                12,345,162
                                                                                                        -----------
OTHER ASSETS:
  Deferred income taxes (Note 8) ........................................................                   465,601
  Goodwill, less amortization of $147,269 at May 1, 1998 (Note 2)........................                 2,426,598
  Other noncurrent assets ...............................................................                   825,018
                                                                                                        -----------
    Total other assets ..................................................................                 3,717,217
                                                                                                        -----------
PROPERTY AND EQUIPMENT:
  Leasehold improvements ................................................................                   782,609
  Furniture and fixtures ................................................................                 1,786,250
                                                                                                        -----------
    Total property and equipment ........................................................                 2,568,859
                                                                                                        -----------
  Less accumulated depreciation .........................................................                  (768,904)
                                                                                                        -----------
    Property and equipment, net .........................................................                 1,799,955
                                                                                                        -----------
TOTAL ASSETS ............................................................................               $17,862,334
                                                                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable (Note 4) ................................................................               $ 2,250,000
  Accounts payable ......................................................................                 3,041,859
  Accrued expenses ......................................................................                 1,913,505
  Income taxes payable ..................................................................                   215,950
  Billings in excess of costs and estimated earnings on uncompleted projects (Note 3) ...                 3,008,023
  Deferred income taxes (Note 8) ........................................................                 1,517,146
  Current maturities of long-term debt (Note 4) .........................................                   656,576
                                                                                                        -----------
    Total current liabilities ...........................................................                12,603,059
                                                                                                        -----------
LONG-TERM DEBT (Note 4) .................................................................                 4,164,401
                                                                                                        -----------
TOTAL LIABILITIES .......................................................................                16,767,460
                                                                                                        -----------
MINORITY INTEREST (Note 1) ..............................................................                    15,187
                                                                                                        -----------
COMMITMENTS AND CONTINGENCIES (Note 5 and 6)
WARRANTS OUTSTANDING (Note 4) ...........................................................                   114,932
                                                                                                        -----------
STOCKHOLDERS' EQUITY:
  Capital Stock
   Common, $.001 par value, voting, authorized 9,000,000 shares; issued 618,375 and
    776,134, respectively ...............................................................  $    618             776
   Preferred, $.10 par value, voting, authorized 1,000,000, no shares outstanding........
  Additional paid in capital ............................................................     2,382         185,623
  Retained earnings .....................................................................                   778,356
  Stock subscription receivable .........................................................    (3,000)             --
                                                                                           --------     -----------
Total stockholders' equity ..............................................................                   964,755
                                                                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................................  $            $17,862,334
                                                                                           ========     ===========

                      See notes to financial statements.

                        HLM DESIGN, INC. AND AFFILIATES


                              STATEMENTS OF INCOME


                 YEARS ENDED APRIL 26, 1996 AND APRIL 25, 1997,
                   ONE MONTH ENDED MAY 30, 1997 (PREDECESSOR)
                   AND YEAR ENDED MAY 1, 1998 (CONSOLIDATED)

                                                                                                                 (HLM
                                                                                                               DESIGN)
                                                                                                             CONSOLIDATED
                                                                         (PREDECESSOR) (NOTE 1)                (NOTE 1)
                                                              -------------------------------------------- ---------------
                                                                   YEAR           YEAR         ONE MONTH         YEAR
                                                                   ENDED          ENDED          ENDED          ENDED
                                                              -------------- -------------- -------------- ---------------
                                                                 APRIL 26,      APRIL 25,       MAY 30,         MAY 1,
                                                                   1996           1997           1997            1998
                                                              -------------- -------------- -------------- ---------------
                                                                                              (UNAUDITED)
REVENUES (Note 1):
 Fee income .................................................  $27,206,637    $24,839,560     $1,998,611    $ 27,401,122
 Reimbursable income ........................................    1,347,787      1,915,150        234,425       1,895,568
                                                               -----------    -----------     ----------    ------------
    Total revenues ..........................................   28,554,424     26,754,710      2,233,036      29,296,690
                                                               -----------    -----------     ----------    ------------
CONSULTANT EXPENSES .........................................    4,782,482      4,857,891        192,862       4,664,605
                                                               -----------    -----------     ----------    ------------
PROJECT EXPENSES:
 Direct expenses ............................................      936,962        716,449         35,404         890,873
 Reimbursable expenses ......................................      928,479      1,183,618         68,617         837,194
                                                               -----------    -----------     ----------    ------------
    Total project expenses ..................................    1,865,441      1,900,067        104,021       1,728,067
                                                               -----------    -----------     ----------    ------------
NET PRODUCTION INCOME .......................................   21,906,501     19,996,752      1,936,153      22,904,018
DIRECT LABOR ................................................    7,614,029      6,618,293        602,096       6,732,071
INDIRECT EXPENSES ...........................................   13,787,625     12,931,174      1,172,712      13,612,371
                                                               -----------    -----------     ----------    ------------
OPERATING INCOME ............................................      504,847        447,285        161,345       2,559,576
                                                               -----------    -----------     ----------    ------------
OTHER INCOME (EXPENSE):
 Interest income ............................................       10,516          6,502             54           2,983
 Interest expense ...........................................     (394,068)      (402,509)       (37,005)     (1,030,351)
 Gain on lease termination (Note 5) .........................      841,809        344,059
 Gain (loss) on sale of property ............................        8,464        (58,424)                       (55,370)
                                                               -----------    -----------                   ------------
    Total other income (expense), net .......................      466,721       (110,372)       (36,951)     (1,082,738)
                                                               -----------    -----------     ----------    ------------
INCOME BEFORE TAXES AND MINORITY INTEREST ...................      971,568        336,913        124,394       1,476,838
INCOME TAXES (Note 8):
 Current tax expense (benefit) ..............................     (114,560)        (4,461)       (11,907)        323,035
 Deferred tax expense .......................................      550,019        224,260         54,907         360,862
                                                               -----------    -----------     ----------    ------------
    Total income tax expense ................................      435,549        219,799         43,000         683,897
                                                               -----------    -----------     ----------    ------------
NET INCOME BEFORE MINORITY INTEREST .........................      536,109        117,114         81,394         792,941
MINORITY INTEREST IN EARNINGS OF AFFILIATE (Note 1) .........                                                     14,585
                                                                                                            ------------
NET INCOME ..................................................  $   536,109    $   117,114     $   81,394    $    778,356
                                                               ===========    ===========     ==========    ============
NET INCOME PER SHARE (NOTE 1)
 Basic ......................................................                                               $       1.12
                                                                                                            ============
 Diluted ....................................................                                               $        .91
                                                                                                            ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA (NOTE 1)
 Basic ......................................................                                                    697,255
                                                                                                            ============
 Diluted ....................................................                                                    854,453
                                                                                                            ============
SUPPLEMENTAL NET INCOME PER SHARE (NOTE 1):
NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM ..............
 Basic ......................................................                                               $       0.78
                                                                                                            ============
 Diluted ....................................................                                               $       0.70
                                                                                                            ============
NET INCOME PER SHARE
 Basic ......................................................                                               $       0.57
                                                                                                            ============
 Diluted ....................................................                                               $       0.51
                                                                                                            ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
 Basic ......................................................                                                  1,305,774
                                                                                                            ============
 Diluted ....................................................                                                  1,462,976
                                                                                                            ============

                       See notes to financial statements.

                        HLM DESIGN, INC. AND AFFILIATES


                       STATEMENTS OF STOCKHOLDERS' EQUITY


                 YEARS ENDED APRIL 26, 1996 AND APRIL 25, 1997,
                ONE MONTH ENDED MAY 30, 1997 (PREDECESSOR), AND
               INCEPTION MARCH 6, 1997 TO APRIL 25, 1997 AND THE
                     YEAR ENDED MAY 1, 1998 (CONSOLIDATED)


HANSEN LIND MEYER INC. (PREDECESSOR)


                                                       COMMON STOCK                      ESOP DEBT          TOTAL
                                                   -------------------    RETAINED       GUARANTEE      STOCKHOLDERS'
                                                    CLASS A   CLASS B     EARNINGS    (NOTES 4 AND 9)      EQUITY
                                                   --------- --------- ------------- ----------------- --------------
BALANCE, APRIL 30, 1995 ..........................   $573      $11      $  705,525      $ (876,322)      $ (170,213)
 Net income ......................................                         536,109                          536,109
 Issuance of 44 shares of common stock ...........                           2,489                            2,489
 Retirement of 1,743 shares of common stock ......    (10)        (7)     (103,720)                        (103,737)
 Payments on Employee Stock Ownership Plan debt ..                                         493,548          493,548
 Class A common stock exchanged for Class B common
   stock .........................................       (3)     3
                                                     -------   -----
BALANCE, APRIL 26, 1996 ..........................    560        7       1,140,403        (382,774)         758,196
 Net income ......................................                         117,114                          117,114
 Retirement of 927 shares of common stock ........                (9)      (54,534)                         (54,543)
 Payments on Employee Stock Ownership Plan debt ..                                         382,774          382,774
 Class A common stock exchanged for Class B common
   stock .........................................    (13)      13
                                                     ------    -----
BALANCE, APRIL 25, 1997 ..........................    547       11       1,202,983                        1,203,541
                                                     ======    =====    ==========                       ==========
 Net income ......................................                          81,394                           81,394
                                                                        ----------                       ----------
BALANCE, MAY 30, 1997 (unaudited) ................   $547      $11      $1,284,377                       $1,284,935
                                                     ======    =====    ==========                       ==========

--------------------------------------------------------------------------------
HLM DESIGN, INC.


                                               COMMON STOCK                                      STOCK          TOTAL
                                            ------------------     ADDITIONAL     RETAINED   SUBSCRIPTION   STOCKHOLDERS'
                                              SHARES   AMOUNT   PAID-IN-CAPITAL   EARNINGS    RECEIVABLE       EQUITY
                                            --------- -------- ----------------- ---------- -------------- --------------
ORGANIZATION OF HLM DESIGN,
 MARCH 6, 1997 ............................             $           $             $            $              $
 Issuance of HLM Design, Inc. shares
   (subscription receivable) .............. 618,375      618           2,382                     (3,000)
                                            -------     ----        --------                   --------
BALANCE, APRIL 25, 1997 ................... 618,375      618           2,382                     (3,000)
                                            -------     ----        --------                   --------
 Payment for common stock (subscription
   receivable) HLM Design ................. 157,759      158         183,241                      3,000        186,399
 Net Income -- Consolidated ...............                                        778,356                     778,356
                                                                                  --------                    --------
BALANCE MAY 1, 1998 -- CONSOLIDATED ....... 776,134     $776        $185,623      $778,356     $              $964,755
                                            =======     ====        ========      ========     ========       ========

                      See notes to financial statements.

                        HLM DESIGN, INC. AND AFFILIATES

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED APRIL 26, 1996, APRIL 25, 1997,
                  ONE MONTH ENDED MAY 30, 1997 (PREDECESSOR),


                   AND YEAR ENDED MAY 1, 1998 (CONSOLIDATED)
                                                                                                                    (HLM
                                                                                                                  DESIGN)
                                                                                                                CONSOLIDATED
                                                                           (PREDECESSOR) (NOTE 1)                 (NOTE 1)
                                                                --------------------------------------------- ---------------
                                                                      YEAR           YEAR        ONE MONTH          YEAR
                                                                     ENDED          ENDED          ENDED           ENDED
                                                                --------------- ------------- --------------- ---------------
                                                                   APRIL 26,      APRIL 25,       MAY 30,          MAY 1,
                                                                      1996           1997           1997            1998
                                                                --------------- ------------- --------------- ---------------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................  $    536,109    $  117,114    $     81,394    $    778,356
  Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation ...............................................       680,779       671,877          55,544         468,556
   Amortization of goodwill ...................................        99,145       107,670           9,571         147,269
   Amortization of deferred loan fees .........................                                                     172,905
   Deferred rent ..............................................    (1,093,278)     (356,803)                             --
   Deferred income taxes ......................................       550,019       224,260          54,907         (48,432)
   Other ......................................................       (49,345)      (15,000)             --              --
   Minority interest ..........................................                                                      14,585
   Changes in certain working capital items:
    (Increase) decrease in trade and other receivables ........    (1,181,640)    1,343,508      (1,500,472)       (373,675)
    Increase in costs and estimated earnings compared to
      billings on uncompleted contracts, net ..................    (1,857,829)     (883,880)      1,199,028        (184,513)
    (Increase) decrease in refundable income taxes ............        87,777        72,056         (11,157)        485,047
    Increase in prepaid expenses and other assets .............      (176,989)     (258,403)        (11,579)       (742,948)
    Increase (decrease) in accounts payable ...................     2,642,228      (352,617)        233,659      (1,418,834)
    Increase (decrease) in accrued expenses ...................      (455,379)     (218,959)       (278,500)      1,112,959
    Increase in income taxes payable ..........................                                                     215,950
    Increase (decrease) in other non-current liabilities ......                                      15,000              --
                                                                                               ------------    ------------
      Net cash (used in) provided by operating activities .....      (218,403)      450,823        (152,605)        627,225
                                                                 ------------    ----------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .........................      (704,859)     (601,120)         (2,023)       (737,356)
  Note receivable from officer ................................       (30,000)                                       30,000
                                                                 ------------                                  ------------
      Net cash used in investing activities ...................      (734,859)     (601,120)         (2,023)       (707,356)
                                                                 ------------    ----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit ............................       700,000       410,000
  Payment on line of credit ...................................                                  (2,360,000)
  Proceeds from long-term borrowings ..........................       500,000       145,000       2,800,000       6,712,307
  Payments on long-term borrowings ............................      (238,134)     (410,952)       (285,372)     (3,584,491)
  Payment of deferred loan fees ...............................                                                     (56,300)
  Payment on ESOP buyback .....................................                                                  (3,221,824)
  Proceeds from issuance of notes payable to shareholders .....                                                     182,308
  Proceeds from the issuance of warrants ......................                                                      24,757
  Proceeds from exercise of warrants ..........................                                                         (77)
  Proceeds from issuance of common stock ......................         2,489                                        34,899
  Retirement of common stock ..................................        (5,650)       (2,560)
  Proceeds from payment of stock subscription receivable ......            --            --              --           3,600
                                                                 ------------    ----------    ------------    ------------
      Net cash provided by financing activities ...............       958,705       141,488         154,628          95,179
                                                                 ------------    ----------    ------------    ------------
INCREASE (DECREASE) in Cash ...................................         5,443        (8,809)             --          15,048
CASH BALANCE:
  Beginning of year ...........................................         5,687        11,130           2,321           2,321
                                                                 ------------    ----------    ------------    ------------
  End of year .................................................  $     11,130    $    2,321    $      2,321    $     17,369
                                                                 ============    ==========    ============    ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid (received) during the year for:
   Interest ...................................................  $    392,292    $  370,167    $      6,827         833,674
   Interest on Employee Stock Ownership Plan debt .............  $     55,199    $   24,243
   Income tax payments (refunds) ..............................  $   (280,466)   $  (86,091)   $       (750)         47,194
  Noncash investing and financing transactions:
   Retirement of common stock through issuance of note
    payable ...................................................  $     98,087    $   51,983
   Reduction of ESOP debt .....................................  $    493,540    $  382,774
   Issuance of warrants to certain debt holders ...............                                                $    238,752

                       See notes to financial statements.

                        HLM DESIGN, INC. AND AFFILIATES

                         NOTES TO FINANCIAL STATEMENTS


  INCEPTION MARCH 6, 1997 TO APRIL 25, 1997 AND THE YEAR ENDED APRIL 25, 1997
      (PREDECESSOR), THE ONE MONTH PERIOD ENDED MAY 30, 1997 (UNAUDITED)
           (PREDECESSOR) AND THE YEAR ENDED MAY 1, 1998 CONSOLIDATED

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS -- HLM Design, Inc. ("HLM Design") is a management services company incorporated March 6, 1997 for the purpose of providing management and services to architectural, engineering and planning design entities under long term management services agreements ("MSAs").

     In May 1997, HLM Design executed long term MSAs with Hansen Lind Meyer Inc. ("HLMI"), HLM of North Carolina, P.C. ("HLMNC") and HLM of Oregon, Architecture and Planning, P.C. ("HLMO"). HLMNC and HLMO, organized in 1996 and have had no operations as of May 1, 1998 (HLMI, HLMNC and HLMO are referred to herein collectively as "AEPs"). Design and AEPs are referred to herein collectively as "the Company". In May 1997, HLMI entered into a merger agreement with BBH Corp., a newly formed entity controlled by the principal shareholders of HLM Design, whereby HLM Design loaned BBH Corp. $3.2 million which BBH Corp. utilized to buy common stock in HLMI. Under the merger agreement, BBH Corp. merged into HLMI with HLMI being the surviving entity. As a part of the merger agreement, HLMI redeemed previously outstanding common stock of HLMI from its Employee Stock Ownership Plan ("ESOP") and other shareholders that represented over 90% of the pre-merger voting interest. As a result of the change in control, the assets and liabilities of HLMI were fair valued using purchase accounting principles and the excess of the fair value over the identified tangible net assets was reflected as goodwill.

     The MSAs are for a term of 40 years. HLM Design is the sole and exclusive manager and administrator of all of the Managed Firms' day-to-day business functions including financial planning, facilities, equipment and supplies and management and administrative services (bookkeeping and accounts, general administration services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements, personnel, security and maintenance, architectural and engineering recruiting and training, insurance, issuance of debt and capital stock and billing and collections). For these services, HLM Design receives all but 1% of the AEP's net income and positive cash flow (as determined in accordance with generally accepted accounting principles applied on a consistent basis).

     During fiscal year ended May 1, 1998 the Company reported interim financial information on a combined basis. For the fiscal year ended May 1, 1998, the Company changed their accounting method to comply with EITF 97-2 -"Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements" and, therefore, the statements for the year ended May 1, 1998 are reflected on a consolidated basis. The effect of the change was immaterial. In addition, as a result of the consummation of the MSAs and the stockholders' agreements with the AEPs, the financial statements of HLM Design and the AEPs are presented on a consolidated basis from May 31, 1997.

     FINANCIAL STATEMENT PRESENTATION

     The financial statements included herein reflect the following:

   o HLM Design, Inc. as of April 25, 1997, HLM Design, Inc. had no operations or cash flows from March 6, 1997, date of inception, to April 25, 1997.

   o HLMI (Predecessor) for the one month ended May 30, 1997 (unaudited), for the years ended April 25, 1997 and April 26, 1996 (Predecessor).

   o HLM Design, Inc. consolidated with HLMI, HLMNC and HLMO, all from May 31, 1997 the effective date of the MSAs a shareholders agreements, as of May 1, 1998, and for the year then ended. All significant balances and transactions between HLM Design and HLMI, HLMNC and HLMO have been eliminated in the consolidated financial statements.

     HLMI provides architectural and engineering consulting and design services from offices in Iowa City, Chicago, Denver, Orlando, Atlanta, Bethesda, Philadelphia, Portland and Sacramento.

                        HLM DESIGN, INC. AND AFFILIATES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES -- (Continued)

     FISCAL YEAR-END POLICY -- Prior to April 28, 1997, the Company used a 52-53 week fiscal year for accounting purposes which defined the fiscal year-end date as the last Friday in April. In fiscal 1998, the Company changed its year-end to the Friday nearest the end of April, which is May 1, 1998 and contains 53 weeks.

     OPERATING CYCLE -- Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of contract completion, although this may require more than one year.

     REVENUE RECOGNITION -- Revenue is recognized, at estimated collectible amounts, in the period the services are performed. More specifically, the Company recognizes revenues either on the percentage-of-completion method whereby the extent of the contract performance is measured by the percentage of cost incurred to date to estimated total cost for each contract, or based upon actual hours spent on the project times the agreed upon hourly rate. Consultant expenses, project expenses, direct labor and indirect expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first subject to reasonable estimation. Unanticipated changes in project performance, project conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     The asset "costs and estimated earnings in excess of billings on uncompleted projects" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted projects" represents billings in excess of revenues recognized.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate impacting the accompanying financial statements relates to revenue recognition.

     PROPERTY AND EQUIPMENT -- Leasehold improvements and equipment are stated at cost. Depreciation is computed using the double-declining balance or straight-line method over the estimated useful lives of the assets or the lease term, including anticipated renewals. The estimated useful lives of property and equipment for financial reporting purposes are as follows:



                                             PREDECESSOR                     COMBINED
                                   ------------------------------ -----------------------------
      Computer equipment and softwa                     5 years                        5 years
      Furniture ..................                      7 years                        5 years
                                     Lease term, not to exceed      Lease term, not to exceed
      Leasehold improvements ..... the useful life of the asset   the useful life of the asset

     GOODWILL -- Goodwill represents the excess of purchase price over the estimated fair value of the net tangible assets acquired and is being amortized over a 15 year period (Consolidated) and over a four year period for the acquisition of MPB Architects (Predecessor). The Company periodically evaluates the recoverability of goodwill based on expected future undiscounted operating cash flows.

     DEFERRED INCOME TAXES -- Deferred income tax assets and liabilities are calculated based upon differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset or liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.

     FINANCIAL INSTRUMENTS -- The carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value because of the short maturities of these instruments. The Company's bank borrowings approximate fair value because their interest rates are based on variable reference rates.

     PREFERRED STOCK -- HLM Design's Certificate of Incorporation authorizes the Board of Directors of HLM Design to issue 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue

                        HLM DESIGN, INC. AND AFFILIATES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES -- (Continued)

preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely effect the voting power or other rights of the holders of HLM Design's Common Stock. As of May 1, 1998 there were no preferred shares outstanding.

     STOCK SUBSCRIPTIONS RECEIVABLE -- Stock subscription receivable as of April 25, 1997 represents the amount due from shareholders for outstanding common stock and is reflected as a reduction of stockholders' equity.

     NEW ACCOUNTING STANDARD -- Effective April 27, 1996, HLMI adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, during the year. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of the Company has reviewed all long-lived assets and intangible assets as of April 25, 1997 and May 1, 1998 and believes that the carrying amounts reported in the balance sheet will be recovered over the remaining useful lives of those assets.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This Standard establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement will be effective for the Company's fiscal year ending April 30, 1999. The Company does not intend to adopt this Statement prior to its effective date and the effect of adoption of such statement based on the fiscal year end May 1, 1998 amounts would not be material.

     On November 20, 1997, EITF 97-2, "Application of FASB Statement No. 94, CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES, and APB Opinion No. 16, BUSINESS COMBINATIONS, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements", was issued which reached a consensus that arrangements similar to HLM Design and the AEP's should be accounted for on a consolidated basis. Effective May 1, 1998, the Company retroactively adopted the provisions of EITF 97-2 with effect from May 31, 1997. Adoption of EITF 97-2 resulted in a reduction to Stockholders' Equity by $15,187, an increase in minority interest by $15,187 and a decrease in Net Income of $14,585.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." This standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet completed its analysis of which operating segments it will report, if any.

     NET INCOME PER SHARE -- Effective May 1, 1998, the Company adopted the provisions of SFAS No. 128 "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. The calculation of diluted net income per share considers the potential dilutive effect of warrants to purchase shares of common stock at $0.01 per share which were outstanding from May 30, 1997 to May 1, 1998.

     SUPPLEMENTAL NET INCOME PER SHARE -- Supplemental net income per share in the accompanying financial statements has been prepared based upon the shares outstanding giving effect to the issuance of common stock related to the initial public offering pro rata for common stock used to pay certain indebtedness as discussed in Note 9. In addition, net income has been adjusted to give effect to the initial public offering (the "Offering") and the business acquisition (as discussed in Note 2) as if the transactions had occurred at the beginning of the year.

     STOCK SPLIT -- All share and per share amounts for HLM Design included in the accompanying consolidated financial statements for all periods presented have been adjusted to reflect stock splits and a reverse stock split occurring January 30, 1998, February 13, 1998 and February 27, 1998 for an effective
12.75 for 1 stock split ("Stock Split"). In addition, the Common Stock par value was reduced to $.001 effective as of February 13, 1998. Net income per share in the accompanying financial statements has been prepared based upon the shares outstanding without giving effect to the issuance of common stock related to the Offering which occurred in June 1998 (See Note 9).

                        HLM DESIGN, INC. AND AFFILIATES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. BUSINESS ACQUISITION
     Effective May 23, 1997, HLMI sold 50,000 newly issued shares to BBH Corp., a Delaware corporation, for approximately $3.2 million. On May 23, 1997, BBH Corp. merged into HLMI and each BBH Corp. share outstanding at the time of merger was converted into one share of HLMI's stock. All HLMI shares held by BBH Corp. were canceled and retired.

     Effective as of May 31, 1997, HLMI repurchased all 46,858 shares of its common stock from the ESOP for $64 per share as part of a merger agreement with BBH Corp. As a result of this transaction, the ESOP will effectively cease once the proceeds of the sale have been distributed by the Trustee to the ESOP's participants following IRS approval of the ESOP's termination.

     The total purchase price, including direct acquisition costs has been allocated to the assets acquired and the liabilities assumed at their estimated fair values at acquisition date as follows:


  Accounts receivable ............  $   5,716,254
  Property and equipment .........      1,531,155
  Other assets ...................      6,320,087
  Liabilities assumed ............    (12,761,346)
  Goodwill .......................      2,573,867
                                    -------------
  Total ..........................  $   3,380,017
                                    =============

     The following unaudited pro forma financial data is presented as if the transaction had occured at the beginning of the respective years.



                                        YEAR ENDED
                             ---------------------------------
                              APRIL 25, 1997     MAY 1, 1998
                             ---------------- ----------------
  Revenues .................    $26,754,710     $ 31,529,729
                                ===========     ============
  Net Income ...............    $    75,970     $    856,335
                                ===========     ============
  Earnings Per Share
  Basic ....................                    $       1.23
                                                ============
  Diluted ..................                    $       1.00
                                                ============

     The pro forma information presented above is not necessarily indicative of the operating results that would have occurred had the transaction occurred at the beginning of the respective periods. These results are also not necessarily indicative of the results of future operations.


3. CONTRACTS IN PROGRESS

     Information relative to contracts in progress is as follows:



                                                                              (PREDECESSOR)
                                                                      -----------------------------
                                                                         APRIL 26,      APRIL 25,       MAY 1,
                                                                           1996           1997           1998
                                                                      -------------- -------------- --------------
    Costs incurred on uncompleted projects (excluding overhead) .....  $ 67,612,169   $53,448,215    $45,830,792
    Estimated earnings thereon ......................................    42,252,119    33,500,189     45,615,282
                                                                       ------------   -----------    -----------
    Total ...........................................................   109,864,288    86,948,404     91,446,074
    Less billings to date ...........................................   107,227,822    83,428,058     88,940,243
                                                                       ------------   -----------    -----------
    Net underbillings ...............................................  $  2,636,466   $ 3,520,346    $ 2,505,831
                                                                       ============   ===========    ===========

                        HLM DESIGN, INC. AND AFFILIATES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. CONTRACTS IN PROGRESS -- (Continued)

     Net underbillings are included in the accompanying balance sheets as follows:



                                                                  (PREDECESSOR)
                                                          -----------------------------
                                                            APRIL 26,      APRIL 25,         MAY 1,
                                                               1996           1997            1998
                                                          ------------- --------------- ---------------
    Costs and estimated earnings in excess of billings on
      uncompleted projects ..............................  $3,512,711    $  5,181,432    $  5,513,854
    Billings in excess of costs and estimated earnings on
      uncompleted projects ..............................    (876,245)     (1,661,086)     (3,008,023)
                                                           ----------    ------------    ------------
    Net underbillings ...................................  $2,636,466    $  3,520,346    $  2,505,831
                                                           ==========    ============    ============

4. FINANCING ARRANGEMENTS

     A summary of notes payable at May 1, 1998 is as follows:

     In September 1996, the Company entered into a financing facility with First Charter National Bank, which provides a line of credit of up to $500,000. Interest is charged at the bank's prime rate plus 1.5% and principal payments are to be made at the Company's discretion. The loan has an annual maturity date which is subject to review.

     In May 1997, the Company entered into a financing facility with First Charter National Bank, which provides a line of credit of up to $1,000,000. Interest is charged at the bank's prime rate plus 1.5% and principal payments are to be made at the Company's discretion. The loan has a maturity date of August 31, 1998. As of May 1, 1998 the outstanding balance on the line of credit was $1,000,000.

     In September 1997, the Company entered into debt agreements with Berthel Fisher, an underwriter of the Offering, of $250,000 and $500,000. Interest is charged at 12% and monthly interest payments are due through July 1, 1998. The final payment for all accrued interest and principal was due on July 1, 1998. The Company repaid this obligation from the net proceeds of the Offering in June 1998 (See Note 9).

                        HLM DESIGN, INC. AND AFFILIATES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4. FINANCING ARRANGEMENTS -- (Continued)

     A summary of long-term debt is as follows:



                                                                                             (PREDECESSOR)
                                                                                            APRIL 25, 1997   MAY 1, 1998
                                                                                           ---------------- ------------
Notes payable to Messrs. Harris and Brannon at 15%, with a final payment due July 31,
 1998 in full ............................................................................     $145,000      $   27,000
Notes payable to a former stockholder, due in annual payments of $49,522, plus interest at the prime rate of Chase Manhattan Bank as of the date each installment is due (8.25% at
 April 25, 1997 and at May 1, 1998); collateralized by 3,088 shares of the HLMI's
 unissued common stock, with a final payment due April 2000 ..............................      148,567         148,567
Notes payable to former stockholders, due in installments plus interest at prime plus 1%
at
 various dates to October 1999 ...........................................................       66,673           4,755
Notes payable, MPB Architects, due in annual payments, including interest at a rate of
 10.5%, with a final payment due April 1, 1998 ...........................................      114,850          64,850
Notes payable to Pacific Capital/Equitas, payable June 1, 2002 including interest of 13.5%
 due in monthly payments .................................................................           --       1,980,000
Notes payable to shareholders at 6% with final payment due at various dates to August
 2002 ....................................................................................           --         165,260
Note payable to Firstar, due to monthly payments of $16,405, including interest at 2.5%
over
 the Banks prime rate ....................................................................      271,134
Lease financing with Berthel Fisher, due in monthly payments of $64,501, including interest
 at 14.07%, with final lease and interest payments due on April 30, 2002 .................           --       2,430,545
                                                                                               --------      ----------
Total long-term debt .....................................................................      746,224       4,820,977
Less current maturities ..................................................................      642,432         656,576
                                                                                               --------      ----------
Long-term portion ........................................................................     $103,792      $4,164,401
                                                                                               ========      ==========

     In May 1997 HLMI entered into a financing arrangement, in the form of a capital lease agreement, with Berthel Leasing, a subsidiary of Berthel Fisher, for $2.8 million. The substance of such agreement is a financing arrangement and has been presented as such in the financial statements.

     As of May 1, 1998, HLMI was in negotiations with MPB Architects as to the amount of the final payment. It is management's belief final resolution will result in a final payment of $64,850 or less.

     Substantially all assets are pledged under financing agreements described above.

     Annual principal payments of the various financing agreements are as follows:


  Fiscal 1999 .........  $  656,576
  Fiscal 2000 .........     579,679
  Fiscal 2001 .........     609,775
  Fiscal 2002 .........     701,349
  Fiscal 2003 .........     693,598
  Thereafter ..........   1,580,000
                         ----------

  Total ...............  $4,820,977
                         ==========


     In May 1997, warrants to purchase 183,244 shares of HLM Design common stock (as adjusted for subsequent stock splits) were attached to the notes issued to Pacific Capital and Equitas. In addition, warrants to purchase 43,631 shares of HLM Design common stock (as adjusted for subsequent stock splits) were attached to the notes issued to Berthel Fisher in September 1997 and in December 1997. Each warrant allows holders to purchase a share of common stock for $.01 per share for a five year period. At May 1, 1998, all of the warrants held by Berthel Fisher and Equitus were exercised. All other warrants issued with debt were outstanding at May 1, 1998. (See Note 9).

                        HLM DESIGN, INC. AND AFFILIATES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4. FINANCING ARRANGEMENTS -- (Continued)

     In the event that the indebtedness owed by HLM Design to the holder of the warrants ("Holder") pursuant to that Note issued to Holder from HLM Design is not repaid in full on or before the two year anniversary of the issuance then the number of shares of HLM Design's common stock that may be purchased by the Holder of this warrant shall increase by a predetermined amount on each annual anniversary thereafter, until the indebtedness is paid in full.

     The Holders of the warrants have the right and option to sell to HLM Design this warrant for a period of 30 days immediately prior to the expiration at a purchase price equal to the fair market value of the shares of common stock issuable to the Holder upon exercise of this warrant less the exercise price.

     The Company obtained, as of May 1997, a valuation of the Company as a basis for assigning value to the warrants. The portion of such determined value in excess of the amounts paid for the warrants was $238,753 and has been reflected as deferred financing fees and is being amortized over the respective loan terms using an effective yield method. (See Note 9).

     See Note 9 for discussion of warrant activity subsequent to May 1, 1998.


5. LEASE COMMITMENTS

     The total minimum rental commitment under non-cancellable operating leases at May 1, 1998, which has been reduced by minimum rentals to be received under subleases, are as follows:


  Fiscal 1999 .........  $ 2,110,276
  Fiscal 2000 .........    2,089,238
  Fiscal 2001 .........    2,003,027
  Fiscal 2002 .........    1,864,931
  Fiscal 2003 .........    1,111,302
  Thereafter ..........    5,491,048
                         -----------

  Total ...............  $14,669,822
                         ===========

     In 1996 and 1997, HLMI terminated facility leases that were being accounted for as operating leases, resulting in gains of $841,809 and $344,059, respectively. The recorded gain represent the cumulative excess of lease expense over the lease payments made as of the termination date.


6. CONTINGENCIES

     The Company is involved in various disputes and legal actions related to contract operations. In the opinion of Company management, the ultimate resolution of these actions will not have a material effect on the Company's financial position or future results of operations.


7. RELATED PARTY TRANSACTIONS

     During the year ended May 1, 1998, the Company incurred $22,911 in financing advisory fees related to debt financings, for services provided by a director. During the years ended April 25, 1997 and April 26, 1996, HLMI incurred $257,017 and $254,137, respectively, in financing advisory fees related to debt financing arranged by a director. Such director resigned effective October 1997.

     See Note 4 for related party transactions with respect to financing arrangements.

                        HLM DESIGN, INC. AND AFFILIATES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8. INCOME TAXES
     The provision for income taxes is as follows:



                                               (PREDECESSOR)            YEAR
                                                 YEAR ENDED            ENDED
                                         -------------------------- -----------
                                            APRIL 26,    APRIL 25,     MAY 1,
                                              1996          1997        1998
                                         -------------- ----------- -----------
      Current provision (benefit):
       Federal .........................   $ (100,240)   $ (3,903)   $190,424
       State ...........................      (14,320)       (558)    132,611
      Deferred .........................      550,019     224,260     360,862
                                           ----------    --------    --------
      Provision for Income Taxes .......   $  435,459    $219,799    $683,897
                                           ==========    ========    ========

     The reconciliation of the statutory federal income tax rate with the Company's overall effective federal and state income rate is as follows:



                                                              (PREDECESSOR)         YEAR
                                                               YEAR ENDED           ENDED
                                                         ----------------------- ----------
                                                          APRIL 26,   APRIL 25,    MAY 1,
                                                             1996        1997       1998
                                                         ----------- ----------- ----------
        Statutory federal rate .........................     35.0%       35.0%       34.0%
        State income taxes, net of federal benefit .....      3.3         3.3         4.0
        Penalties ......................................      0.4        17.4         1.9
        Meals and entertainment ........................      4.4         9.3         2.0
        Goodwill .......................................                              3.8
        Other ..........................................      1.8          .3          .4
                                                             ----        ----        ----
         Effective Tax Rates ...........................     44.9%       65.3%       46.1%
                                                             ====        ====        ====

     The tax effect of temporary differences giving rise to deferred income tax assets and liabilities as of April 25, 1997 (Predecessor Company) and May 1, 1998 is as follows:



                                                                                        (PREDECESSOR)
                                                                                          APRIL 25,         MAY 1,
                                                                                            1997             1998
                                                                                      ---------------- ----------------
   Deferred income tax liabilities -- difference between the accrual basis and cash
    basis of accounting related to certain assets and liabilities ...................   $ (1,255,765)    $ (1,517,146)
   Deferred income tax assets:
    Contribution carryforwards ......................................................         64,361           42,554
    Property and equipment ..........................................................         96,177          258,908
    Net operating loss carryforwards ................................................        304,156           76,273
    Deferred state taxes ............................................................                          60,280
    Other deferred assets ...........................................................                          27,586
                                                                                        ------------     ------------
   Total deferred income tax assets .................................................        464,694          465,601
                                                                                        ------------     ------------
   Deferred income tax liabilities, net .............................................   $   (791,071)    $ (1,051,545)
                                                                                        ============     ============

     Management believes it is probable that the Company will realize the tax benefits of the deductible differences that were available as of May 1, 1998.

     At May 1, 1998, HLM Design has federal net operating loss carryforwards of approximately $190,500 expiring in 2018 and state net operating loss carryforwards of approximately $190,500. HLMI has credit carryforwards of approximately $28,000.

     HLM Design, and its AEPs file separate federal and state income tax returns.

                        HLM DESIGN, INC. AND AFFILIATES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9. SUBSEQUENT EVENTS
     PUBLIC OFFERING OF COMMON STOCK -- The Company completed the Offering of 1,200,000 shares of its common stock on June 12, 1998 at a price of $6.00 per share. Net proceeds of the Offering of $5.92 million (after underwriting discount and other offering expenses) were used to repay certain indebtness consisting of: (a) $2.0 million due under Pacific Capital/ Equitas, and (b) $0.75 million term loan from Berthel Leasing and $0.2 million to employee stockholders (See Note 4 -- Financing Arrangements). The aggregate of the loans paid off is classified in the balance sheet as long term in accordance with original terms. Remaining net proceeds will be used for development of new business and other general corporate purposes.

     In June 1998, 98,953 warrants were exercised resulting in the issuance of 98,953 shares of Common Stock (as adjusted for subsequent HLM Design stock splits).


10. EMPLOYEE BENEFIT PLANS

     Substantially all employees are eligible to participate in a 401(k) plan. Contribution expense for the year ended May 1, 1998 was $27,933. Prior to fiscal 1998, there was no company contribution.

     EMPLOYEE STOCK PURCHASE PLAN -- In February 1998, the Board of Director and stockholders of the Company adopted the HLM Design Inc. Employee Stock Purchase Plan (the "ESPP"). A total of 57,954 shares of common stock has been reserved under the ESPP, provided that the number of shares issued or issuable under the ESPP and under the Stock Option Plan (discussed below) shall not exceed in the aggregate 10% of the total number of shares of common stock outstanding. On January 1 of each year, all eligible employees electing to participate will be granted options to purchase shares of Common Stock. The purchase price of common stock purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the common stock on the applicable Grant Date and (ii) the fair market value of the common stock on the applicable exercise date. Options will expire on the last exercise date of the calendar year in which granted. As of May 1, 1998, no shares had been granted or issued under the ESPP.

     STOCK OPTION PLAN -- In February 1998, the Board of Directors and stockholders of the Company adopted the HLM Design, Inc. Stock Option Plan (the "Stock Option Plan") with respect to common stock in order to attract and retain key personnel. Under the Stock Option Plan, options to purchase an aggregate of 159,955 shares of common stock may be granted to key employees of HLM Design and its Managed Firms and to officers, directors, consultants and other individuals providing services to the Company. The Board of Directors of HLM Design has approved the grant of 115,908 shares of common stock to two key employees.

                        HLM DESIGN, INC. AND AFFILIATES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11. HLM DESIGN FINANCIAL INFORMATION (UNAUDITED)
     HLM Design's balance sheet as of May 1, 1998 and income statement for the year ended May 1, 1998 are as follows:


  BALANCE SHEET
  Current assets ..............................  $  122,150
                                                 ----------
  Non-current assets ..........................   5,639,400
                                                 ----------
  Total assets ................................  $5,761,550
                                                 ==========
  Current liabilities .........................  $2,073,271
                                                 ----------
  Non-current liabilities .....................   2,723,524
                                                 ----------
  Total liabilities ...........................   4,796,795
                                                 ==========
  Total stockholders equity ...................     964,755
                                                 ----------
  Total liabilities & stockholders equity .....  $5,761,550
                                                 ==========
  INCOME STATEMENT
  Equity in Earnings of Affiliate .............  $1,443,958
  Net interest, tax and other expense .........     665,602
                                                 ----------
  Net income ..................................  $  778,356
                                                 ==========

                                SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HLM DESIGN, INC.



                         By: /s/   VERNON B. BRANNON
                            ------------------------------------
                                   VERNON B. BRANNON
                                   SENIOR VICE PRESIDENT, TREASURER
                                   AND CHIEF FINANCIAL OFFICER

                                        Date: July 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                SIGNATURE                                   TITLE                       DATE
----------------------------------------  ---------------------------------------- --------------
  /s/  JOSEPH M. HARRIS                   President, Chief Executive Officer       July 29, 1998
  ----------------------------------        (principal executive officer) and
       JOSEPH M. HARRIS                     Chairman


  /s/  VERNON B. BRANNON
  ----------------------------------     Senior Vice President, Treasurer, Chief   July 29, 1998
       VERNON B. BRANNON                 Financial Officer (principal financial
                                           and accounting officer) and Director

  /s/  CLAY R. CAROLAND, III              Director                                 July 29, 1998
  ----------------------------------
       CLAY R. CAROLAND, III

                                          Director                                 July 29, 1998
  ----------------------------------
       SHANNON LEROY