Form 10-Q
period 1998-07-31
HLM DESIGN INC
filed 1998-09-14
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 1998

(    )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ____________ to ____________


                       Commission file Number 001-14137
                                              ---------

                               HLM Design, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                      56-2018819
    (State or Other Jurisdiction         (I.R.S Employer Identification No.)
     of Incorporation or Organization)

                         121 West Trade Street, Suite 2950
                         Charlotte, North Carolina                   28202
                         (Address of principal executive offices) (Zip Code)

      Registrant's Telephone Number, Including Area Code: (704) 358-0779

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                             Outstanding at September 8, 1998
-------------------                             --------------------------------
Common stock, par value $.001 per share                     2,075,087 shares

HLM DESIGN, INC. AND AFFILIATES
INDEX TO FORM 10-Q


                                                                                    PAGE
                                                                                     NO.


PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements
             Consolidated Balance Sheets - May 1, 1998 and  July 31, 1998             3

             Consolidated Statements of Operation - One month period ended May
                      30, 1997 (Predecessor), Three month period ended August 1,
                      1997 and July 31, 1998                                          5

             Consolidated Statement of Stockholders' Equity - Three month
                       Period ended July 31,1998                                      6

              Consolidated Statements of Cash Flows - One month period ended May
                        30, 1997 (Predecessor), Three month period ended August
                        1, 1997 and July 31,1998                                      7

              Notes to Unaudited Consolidated Financial Statements                    8

ITEM 2.  Management's Discussion and Analysis of Financial Operations
               And Results of Operations                                             11


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and  Reports on Form 8-K                                           14

SIGNATURES                                                                           15


PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

                                                                   May 1,           July 31,
                                                                   1998              1998
                                                                   ----              ----
                                                                                 (Unaudited)
ASSETS:
Current Assets:
Cash                                                                $ 17,369      $ 1,920,361
Accounts Receivable:
  Trade and other receivables, less allowance for
      doubtful accounts at May 1 and July 31 $150,000              6,089,929        6,452,638
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                       5,513,854        5,998,496
Prepaid expenses                                                     724,010          160,770
                                                          ------------------------------------
          Total Current Assets                                    12,345,162       14,532,265
                                                          ------------------------------------

Other Assets:
Deferred income taxes                                                465,601          560,421
Other                                                                825,018          468,345
Goodwill, net                                                      2,426,598        2,383,574
                                                          ------------------------------------
          Total Other Assets                                       3,717,217        3,412,340
                                                          ------------------------------------

Property and Equipment:
  Leasehold improvements                                             782,609          782,609
  Furniture and fixtures                                           1,786,250        1,965,012
                                                          ------------------------------------
Property and Equipment, at cost                                    2,568,859        2,747,621
Less Accumulated depreciation                                        768,904        1,001,170
                                                          ------------------------------------
          Property and equipment, net                              1,799,955        1,746,451
                                                          ------------------------------------
TOTAL ASSETS                                                    $ 17,862,334       19,691,056
                                                          ====================================






See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

                                                                   May 1,           July 31,
                                                                   1998              1998
                                                                   ----              ----
                                                                                 (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                    $ 656,576        $ 579,112
Notes payable                                                      2,250,000        1,500,000
Accounts payable                                                   3,041,859        2,055,843
Accrued expenses                                                   1,913,505        1,459,368
Income tax payable                                                   215,950           95,862
Billings in excess of costs and estimated earnings
  on uncompleted projects                                          3,008,023        3,608,296
Deferred income taxes                                              1,517,146        1,569,320
                                                          ------------------------------------
          Total Current Liabilities                               12,603,059       10,867,801
                                                          ------------------------------------
LONG-TERM DEBT                                                     4,164,401        1,893,464
                                                          ------------------------------------
TOTAL LIABILITIES                                                 16,767,460       12,761,265
                                                          ------------------------------------
MINORITY INTEREST                                                     15,187           15,422
                                                          ------------------------------------
COMMITMENT AND CONTINGENCIES
WARRANTS OUTSTANDING                                                 114,932            1,200
                                                          ------------------------------------

STOCKHOLDERS' EQUITY:
Capital Stock:
  Common,  $.001 par value, voting, authorized  9,000,000
    shares: issued 776,134 and 2,075,087, respectively                   776            2,075
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
Additional paid in capital                                           185,623        6,221,965
Retained earnings                                                    778,356          689,129
                                                          ------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           964,755        6,913,169
                                                          ------------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                     $ 17,862,334     $ 19,691,056
                                                          ====================================

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)                                 (Predecessor
                                             Company)
                                               One        Three       Three
                                              Month       Months      Months
                                              Ended       Ended       Ended
                                             May 30,    August 1,   July 31,
                                               1997       1997        1998
                                               ----       ----        ----
REVENUES:
Fee Income                                  $ 1,998,611$ 4,843,288 $ 7,655,816
Reimbursable Income                            234,425     467,753     478,306
                                            -----------------------------------
     Total Revenues                          2,233,036   5,311,041   8,134,122
                                            -----------------------------------
CONSULTANT EXPENSE                             192,862     848,588   1,256,955
                                            -----------------------------------
PROJECT EXPENSES:
  Direct Expenses                               35,404     217,308     194,089
  Reimbursable expenses                         68,617     141,592     338,087
                                            -----------------------------------
    Total project expenses                     104,021     358,900     532,176
                                            -----------------------------------
NET PRODUCTION INCOME                        1,936,153   4,103,553   6,344,991
DIRECT LABOR                                   602,096   1,145,045   1,752,119
INDIRECT EXPENSES                            1,172,712   2,610,124   4,035,743
                                            -----------------------------------
OPERATING INCOME                               161,345     348,384     557,129
                                            -----------------------------------
OTHER EXPENSE:
   Interest Expense, net                        36,951     150,580     203,990
  Other                                                        603         835
                                            -----------------------------------
     Total Other Expense                        36,951     151,183     204,825
                                            -----------------------------------
INCOME  BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEM                                        124,394     197,201     352,304
INCOME TAX                                      43,000     150,000     160,682
                                            -----------------------------------
NET INCOME BEFORE EXTRAORDINARY ITEM            81,394      47,201     191,622
EXTRAORDINARY ITEM FOR EARLY
  EXTINGUISHMENT OF DEBT, NET OF TAX OF $171,842                       280,849
                                            ===================================
NET INCOME (LOSS)                             $ 81,394    $ 47,201   $ (89,227)
                                            ===================================

NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic                                                                 $ 0.13
                                                                   ============
  Diluted                                                               $ 0.13
                                                                   ============
NET INCOME (LOSS) PER SHARE
  Basic                                                                $ (0.06)
                                                                   ============
  Diluted                                                              $ (0.06)
                                                                   ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic                                                              1,489,844
                                                                   ============
  Diluted                                                            1,489,844
                                                                   ============
SUPPLEMENTAL PROFORMA NET INCOME (LOSS) PER SHARE:
NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM
  Basic                                                                 $ 0.11
                                                                   ============
  Diluted                                                               $ 0.11
                                                                   ============
NET INCOME (LOSS) PER SHARE
  Basic                                                                $ (0.05)
                                                                   ============
  Diluted                                                              $ (0.05)
                                                                   ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic                                                              1,764,012
                                                                   ============
  Diluted                                                            1,764,012
                                                                   ============

See notes to unaudited financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                   Additional                              Total
                                                        Common Stock                 Paid-In          Retained         Stockholders'
                                                        ------------
                                               Shares             Amount             Capital          Earnings             Equity
                                               ------             ------             -------          --------             -------


Balance, May 1, 1998                          776,134              $ 776          $ 185,623         $ 778,356           $ 964,755



Issuance of Common Stock                    1,298,953              1,299          6,036,342                             6,037,641
   (Note  4)

Net Loss                                                                                              (89,227)            (89,227)



                                      ============================================================================================
Balance, July 31, 1998                      2,075,087            $ 2,075        $ 6,221,965         $ 689,129         $ 6,913,169
                                      ============================================================================================


See notes to unaudited financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                     (Predecessor
                                                                                       Company)
                                                                                          One            Three             Three
                                                                                         Month           Months            Months
                                                                                         Ended           Ended              Ended
                                                                                        May 30,        August 1,          July 31,
                                                                                         1997             1997              1998
                                                                                         ------           ------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $ 81,394         $ 47,201         $ (89,227)
  Adjustments to reconcile net income (loss) to net used in operating activities:
     Extraordinary item for early extinguishment of debt                                                                    280,849
     Depreciation                                                                         55,544           90,673           232,266
     Amortization of goodwill                                                              9,571          158,140            43,024
     Amortization of deferred loan fees                                                                     9,300            31,056
     Deferred income taxes                                                                54,907         (314,000)          129,196
     Other
     Minority interest                                                                                        603               235
     Changes in certain working capital items:
       Increase in trade and other  accounts receivable                               (1,500,472)      (1,069,271)         (362,709)
       Deecrease in costs and estimated earnings compared to billings
         on uncompleted contracts, net                                                 1,199,028          786,526           115,631
       (Increase) decrease in refundable income taxes                                    (11,157)         440,181
       Increase (decrease)  in prepaid expenses and other assets                         (11,579)        (175,893)          436,166
       Increase (decrease) in accounts payable                                           233,659         (977,850)         (986,016)
       Increase (decrease) in accrued expenses                                          (278,500)         266,095          (454,137)
       Decrease in income tax payable                                                                                      (120,088)
       Increase in other non-current liabilities                                          15,000
                                                                                    ------------------------------------------------
           Net cash (used in) provided by
               operating activities                                                     (152,605)        (738,295)         (743,754)
                                                                                    ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                     (2,023)        (147,745)         (178,762)
                                                                                    ------------------------------------------------
           Net cash used in investing activities                                          (2,023)        (147,745)         (178,762)
                                                                                    ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on line of credit                                                           (2,360,000)
  Net proceeds from issuance of common stock                                                               28,784         5,922,709
  Proceeds from long-term borrowings                                                   2,800,000        3,000,000
  Payment on short term borrowings                                                                                         (750,000)
  Payment on long-term borrowings                                                       (285,372)        (122,568)       (2,348,401)
  Payment of ESOP buyback                                                                              (3,221,824)
  Proceeds from issuance of notes payable to shareholders                                                 182,308
  Proceeds from issuance of warrants                                                                       20,001             1,200
                                                                                    ------------------------------------------------
           Net cash provided by financing activities                                     154,628         (113,299)        2,825,508
                                                                                    ------------------------------------------------
INCREASE (DECREASE) IN CASH                                                                    -         (999,339)        1,902,992
CASH BALANCE:
  Beginning of period                                                                      2,321            2,321            17,369
                                                                                    ================================================
  End of period                                                                          $ 2,321       $ (997,018)      $ 1,920,361
                                                                                    ================================================
SUPPLEMENTAL DISCLOSURES:
  Cash paid (received) during the year for:
    Interest                                                                             $ 6,827        $ 162,415         $ 263,509
    Income tax payments (refunds)                                                         $ (750)       $ (12,300)        $ 139,170
Noncash investing and financing transactions:
  Issuance of warrants to certain debt holders                                         $ 238,752        $ 192,832           $ 1,200
See notes to unaudited financial statements.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business-HLM Design, Inc. ("HLM Design") is a management services company incorporated March 6, 1997 for the purpose of providing management and services to architectural, engineering and planning design entities under long term management and services agreements ("MSAs"). HLM Design, Inc entered into an MSA with HLM Design of North America, Inc. ("HLMI"), HLM Design of the Southeast, P.C.("HLMNC"), and HLM Design of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMO") in May 1997. In July 1998, HLM Design, Inc. entered into an MSA with HLM Design of the Midwest, Inc. ("HLMMW"), HLM Design of the Midatlantic, P.C. ("HLMMA"), and HLM Design of the Northeast, Architecture, Engineering and Planning, P.C. ("HLMNE"). HLMI, HLMNC, HLMO, HLMMW, HLMMA and HLMNE are collectively referred to as "Managed Firms". At the same time, the Managed Firms and its stockholders entered into a stockholders agreement (which positions the stockholders of Managed Firms as nominee stockholders); therefore, as of May 31, 1997 and thereafter, HLM Design, Inc. and Managed Firms financial statements are presented on a consolidated basis. HLMI has been in operation for over thirty years, while the other Managed Firms have had no operations as of July 31, 1998. HLM Design and the Managed Firms are referred to herein collectively as the "Company".

      Financial Statement Presentation - The accompanying unaudited financial information for the one month period ended May 30, 1997(Predecessor), and three month period ended August 1, 1997 and July 31, 1998 have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended May 1, 1998.

            In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information." This statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's fiscal year ending April 30, 1999, but will need not be applied to interim financial statements in the initial year of its application. The Company has not yet completed its' analysis of which operating segments it will disclose, if any.

HLM DESIGN,  INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.     CONTRACTS IN PROGRESS
      Information relative to contracts in progress is as follows:

                                          May 1,      July 31,
                                          1998        1998
                                          ------      --------
       Costs incurred on uncompleted
       projects
          (excluding overhead)            $45,830,792  $45,353,322

       Estimated earnings thereon          45,615,282   45,976,974
                                          -----------   -----------

       Total                               91,446,074   91,330,296

       Less billings to date               88,940,243   88,940,096
                                          -----------   ----------
       Net underbillings                  $ 2,505,831  $ 2,390,200
                                          ===========  ===========

      Net underbillings are included in the accompanying balance sheets as follows:

                                                    May 1,     July 31,
                                                     1998        1998
                                                   -------     --------
       Costs and estimated earnings in excess
       of billings
           On uncompleted projects               $5,513,854   $5,998,496
       Billings in excess of costs and
       estimated earnings
           On uncompleted projects               (3,008,023)  (3,608,296)
                                                 ------------ -----------
       Net underbillings                         $2,505,831   $2,390,200
                                                 ==========   ==========


3.     FINANCING ARRANGEMENTS
      A summary of changes in financing arrangements are as follows: Notes
      Payable: The Company repaid its indebtedness to Berthel Fisher & Company Financial Services, Inc. ($.75 million) from the net proceeds of its initial public offering (the "Offering") in June 1998. Long-Term Debt: The Company repaid its obligation to Pacific Capital, L.P. and Equitas, L.P. ($2.0 million) and to employee stockholders ($.2 million) from the net proceeds of the Offering in June 1998.

      On August 31, 1998, the Company increased its revolving line of credit with First Charter National Bank from $1.5 million to $3.0 million. At July 31, 1998, the Company had borrowings outstanding of $1.5 million. The revolving line of credit is secured by, among other things, a security interest in all accounts receivable. Any outstanding balance under this loan bears interest at prime plus 1%. This loan matures on June 30, 1999.

      The related loan agreement includes various provisions, which among other things, require maintenance of a minimum net worth of $6.0 million, a minimum current ratio of 1.25 to 1.0, and a maximum debt to equity ratio of 1.5 to 1.0.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.    INITIAL PUBLIC OFFERING
      In June 1998 pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, HLM Design consummated the Offering. Through the Offering, HLM Design offered and sold 1,200,000 shares of Common Stock at a price to the public of $6.00 per share.


      The net proceeds of the Offering totaling $5.92 million (after underwriting discount and other offering expenses) were used to repay certain indebtedness consisting of: (a)$2.0 million loan from Pacific Capital L.P. and Equitas L.P. and (b)$.75 million term loan from Berthel Fisher & Company Financial Services, Inc. and (c)$.2 million of indebtedness to employee stockholders. Remaining net proceeds will be used for development of new business and other general corporate purposes.

      The early extinguishment of the Pacific Capital, L.P., Equitas, L.P. and Berthel Fisher & Company Financial Services, Inc. debt resulted in an extraordinary charge of $280,849, net of income taxes of $171,842, that consisted of write-off of related unamortized financing costs.

5.    HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

      HLM Design, Inc.'s unconsolidated balance sheet for the three month period ended July 31, 1998 is as follows:

       Balance Sheet
       Current assets                                  $ 3,480,905
                                                       -----------
       Non-current assets                                5,666,106
                                                       -----------

       Total assets                                    $ 9,147,011
                                                         =========
       Current liabilities                               2,244,420
                                                       -----------

       Non-current liabilities                                   0
                                                        ----------
       Total liabilities                                 2,244,320
                                                        ----------
       Total stockholders' equity                        6,902,691
                                                        ----------
       Total liabilities and stockholders' equity       $9,147,011
                                                        ==========

       Income Statement
       Equity in earnings of Affiliate                 $   108,945
       Net interest,  extraordinary item, tax and
       other expense                                       198,172
                                                           -------
       Net loss                                        $   (89,227)
                                                       ===========
                                                10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

Pro Forma Results of Operations (excluding the effect of the Offering)
      As a result of the acquisition of HLMI through the merger of BBH Corp. (an affiliate of HLM Design) into HLMI, the consummation of the MSA between HLM Design and the Managed Firms and stockholders' agreements among the Managed Firms and its stockholders, the discussion and analysis of operating results for the three month period ended August 1, 1997 is presented on a pro forma basis that reflects such acquisition, MSA and stockholders' agreements as through they occurred at the beginning of the period.

      First Quarter 1998 Compared with First Quarter 1997-Pro forma

              This pro forma financial information does not give effect to the Offering.
                                                 Pro Forma
                                                    for
                                                Consolidated  Consolidated
                                                Three Months  Three Months
                                                   Ended         Ended
                                                 August 1,      July 31,
                                                    1997          1998
                                                    ----          ----
Revenues                                        $7,544,087   $8,134,122
Costs and expenses
Direct cost of revenue                           3,251,512    3,541,250
Operating expenses                               3,755,836    4,055,743
                                               -----------  -----------
Total costs and expenses                         7,007,348    7,576,993
                                               -----------  -----------
Income from operations                             536,739      557,129
Other income (expense)
Interest expense                                  (244,531)    (203,990)
Other expense                                         (603)        (835)
                                                ----------- -----------
Total other expense                               (245,134)    (204,825)
                                                ----------- ------------
Income before income taxes and extraordinary
item                                               291,605      352,304


Income tax expense                                 183,350      160,682
                                                   -------      -------

Net income before extraordinary item               108,255      191,622
Extraordinary item for early extinguishment of
debt, net
   Of tax of $171,842                                    0      280,849
                                                ----------   ------------
Net income (loss)                               $  108,255   $  (89,227)
                                                ===========  ============

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      Revenues were $8.1 million for the three month period ended July 31, 1998 as compared to $7.5 million for the three month period ended August 1, 1997. This increase of 7.8% is principally due to management's continued focus on marketing efforts which have continued from the previous year. This increase is partially offset by the Company's change in its fiscal year end date from the last Friday in April to the Friday nearest the end of April. This change resulted in an additional week of revenues in the three month period ended August 1, 1997 as compared to the three month period ended July 31, 1998.

     Direct costs primarily include, direct labor, subconsultant costs and reimbursable expenses. Direct costs were $3.5 million, or 43.5% of revenues, for the three month period ended July 31, 1998 as compared to $3.3 million, or 43.1% of revenues, for the three month period ended August 1, 1997. This increase as a percent of revenues is due to an increased use of subconsultants to meet project requirements (14.9%and 11.3% of revenue for the three month period ended July 31, 1998 and August 1, 1997, respectively). This increase is partially offset by a decrease in direct labor costs incurred due to improved productivity as a result of Company's increased focus on cost containment for each project (21.5% and 23.2% of revenue for the three month period ended July 31, 1998 and August 1, 1997, respectively).

      Operating costs were $4.0 million, or 49.9% of revenues, for the three month period ended July 31, 1998 as compared to $3.8 million, or 49.8% of revenues, for the three month period ended August 1, 1997. This increase as a percent of revenues is principally due to an increase in marketing expenses which is partially offset by a decrease in rent and occupancy costs in certain office locations as well as a decrease in travel expenses.

      Interest expense was $0.2 million for the three month period ended July 31, 1998 as compared to $0.2 million for the three month period ended August 1, 1997. In June 1998, the Company repaid approximately $3.0 million in debt from the proceeds of its Offering.
See Note  4 to Notes to Consolidated Financial Statements.


      Income tax expense related to income before tax and extraordinary item was $0.2 million for the three month period ended July 31, 1998 as compared to $0.2 million for the three month period ended August 1, 1997. The effective income tax rate was 45.5% and 62.5% for the three month period ended July 31, 1998 and August 1, 1997, respectively. This rate decrease is principally due to nondeductible items in 1997 not repeating in 1998.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

      The Company reported an extraordinary item for early extinguishment of debt of $0.3 million, net of tax of $0.2 million for the three month period ended July 31, 1998. In June 1998, the Company used the net proceeds from the Offering to repay certain indebtedness which resulted in recognition of write off of related unamortized financing costs.

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1998, the Company's current assets of $14.5 million exceeded current liabilities of $10.9 million resulting in working capital of $3.6 million. During the three month period ended July 31, 1998, the Company used $0.8 million in operating activities primarily due to the decrease in accounts payable and accrued expenses and an increase in accounts receivable which was partially offset by the reduction in deferred debt discount caused by the extraordinary item for early extinguishment of debt. The Company used $0.2 million for investing activities, primarily the purchase of equipment. In addition, the Company generated $2.8 million in financing activities primarily from the net proceeds of $5.9 million from the sale of 1,200,000 shares of Common Stock sold at an aggregate price of $6.00 per share. Net proceeds of the Offering were used to repay certain indebtedness as follows: (a)a $2.0 million loan from Pacific Capital, L.P. and Equitas, L.P., (b)a $0.75 million loan from Berthel Fisher &Company Financial Services, Inc. and (c)$0.2 million of indebtedness due to employee stockholders. The remaining net proceeds of the Offering of $2.97 million will be used for new business development as well as working capital and general corporate purposes.

      The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As a management company, HLM Design will be responsible for the financing of working capital growth, capital growth and other cash needs of its managed firms. As of September 1, 1998, the Company increased its revolving line of credit with First Charter National Bank from $1.5 million to $3.0 million. At July 31, 1998, the Company had borrowings outstanding of $1.5 million. The revolving line of credit is secured by, among other things, a security interest in all accounts receivable. Any outstanding balance under this loan bears interest at prime plus 1%. This loan matures on June 30, 1999. The related loan agreement includes various provisions, which among other things, require maintenance of minimum net worth of $6.0 million, minimum current ratio of 1.25 to 1.0, and maximum debt to equity of 1.5 to 1.0.

      The Company believes that the net proceeds from the Offering, its new revolving line of credit and anticipated funds from future operations will be sufficient to meet its operating cash needs for at least the next twelve months.
                                             13

PART II-OTHER INFORMATION


Item 5.  Other Information

      As of September 1, 1998, in accordance with HLM Design's bylaws, the Board of Directors appointed Mr. Fred Pounds as a new director of HLM Design, filing the vacancy created as a result of a resignation from the Board earlier in the year. L. Fred Pounds has served as Chief Financial Officer of American Oncology Resources since its inception in January 1993. From June 1990 until joining the Company, Mr. Pounds was principal of Pounds & Associates, a health care consulting company. From January 1997 to May 1990, Mr. Pounds was President and Chief Operating Officer of Avanti Health Systems, Inc., a managed care and physician practice company. From September 1969 to January 1987, Mr. Pounds was employed by Price Waterhouse, in various positions, including partner in charge of the Southwest Area Health Care Group.

      As of September 10, 1998, the Board of Directors established an Audit Committee consisting of Clay R. Caroland III and D. Shannon LeRoy. The Audit Committee will recommend the selection of the auditors for the Company and will review the results of the audit and other reports and services provided by the Company's independent auditors.


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this Form 10-Q are:

Exhibit No.     Description

10.1           Promissory Note made by HLM Design, Inc. in favor of
                 First Charter National Bank dated as of September 1, 1998
 27            Financial Data Schedule


 (b)HLM Design has not filed any reports on Form 8-K during the period covered by this report.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HLM DESIGN, INC.
                                          (Registrant)


Date: September 14, 1998            By:  /s/  Joseph M. Harris
      -----------------                  ---------------------
                                         Joseph M. Harris
                                         President, Chairman and Director


Date:  September 14, 1998           By: /s/ Vernon B. Brannon
       ------------------               ---------------------
                                        Vernon B. Brannon
                                        Senior Vice President, Chief Financial
                                        Officer, Treasurer, Assistant Secretary
                                        And Director