Form 10-Q
period 1998-10-30
HLM DESIGN INC
filed 1998-12-14
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended October 30, 1998

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ____________ to ____________


                        Commission file Number 001-14137
                                               ---------

                                HLM Design, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                          56-2018819
      (State or Other Jurisdiction         (I.R.S Employer Identification No.)
           of Incorporation or
             Organization)

    121 West Trade Street, Suite 2950
        Charlotte, North Carolina                                28202
 (Address of principal executive offices)                     (Zip Code)

      Registrant's Telephone Number, Including Area Code: (704) 358-0779

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                            Outstanding at November 30, 1998
Common stock, par value $.001 per share                     2,315,087 shares

HLM DESIGN, INC. AND AFFILIATES
INDEX TO FORM 10-Q


                                                                                    PAGE
                                                                                     NO.


PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements
             Consolidated Balance Sheets - May 1, 1998 and October 30, 1998           3

             Consolidated Statements of Operation - One month period ended May
               30, 1997 (Predecessor), Six month periods ended
               October 31, 1997 and October 30, 1998 and Three month periods
               ended October 30, 1997 and October 30, 1998                            5

             Consolidated Statement of Stockholders' Equity - May 1, 1998
                     And October 30, 1998                                             6

              Consolidated Statements of Cash Flows - One month period ended May
                        30, 1997 (Predecessor), and Six month periods
                        ended October 31, 1997 and October 30, 1998                   7

              Notes to Unaudited Consolidated Financial Statements                    8

ITEM 2.  Management's Discussion and Analysis of Financial Operations
               And Results of Operations                                             13


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and  Reports on Form 8-K                                           17

SIGNATURES                                                                           18


PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

                                                                May 1,         October 30,
                                                                 1998             1998
                                                                 -----           ------
                                                                                (Unaudited)
ASSETS:
Current Assets:
Cash                                                              $   17,369       $  721,122
Accounts Receivable:
  Trade and other receivables, less allowance for
      doubtful accounts at May 1 and October 30 $150,000           6,089,929        7,654,532
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                       5,513,854        6,381,747
Prepaid expenses                                                     724,010          703,680
                                                           -----------------------------------
          Total Current Assets                                    12,345,162       15,461,081
                                                           -----------------------------------

Other Assets:
Deferred income taxes                                                465,601          509,776
Other                                                                825,018          568,776
Goodwill, net                                                      2,426,598        5,937,950
                                                           -----------------------------------
          Total Other Assets                                       3,717,217        7,016,502
                                                           -----------------------------------

Property and Equipment:
  Leasehold improvements                                             782,609        1,064,528
  Furniture and fixtures                                           1,786,250        2,301,346
                                                           -----------------------------------
Property and Equipment, at cost                                    2,568,859        3,365,874
Less Accumulated depreciation                                        768,904        1,233,436
                                                           -----------------------------------
          Property and equipment, net                              1,799,955        2,132,438
                                                           -----------------------------------
TOTAL ASSETS                                                    $ 17,862,334       24,610,021
                                                           ===================================





See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

                                                                May 1,         October 30,
                                                                 1998             1998
                                                                 -----           ------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                  $   656,576      $   548,604
Notes payable                                                      2,250,000        2,451,335
Accounts payable                                                   3,041,859        3,581,777
Accrued expenses                                                   1,913,505        1,791,989
Income tax payable                                                   215,950          633,486
Billings in excess of costs and estimated earnings
  on uncompleted projects                                          3,008,023        3,215,557
Deferred income taxes                                              1,517,146        1,501,055
                                                           -----------------------------------
          Total Current Liabilities                               12,603,059       13,723,803
                                                           -----------------------------------
LONG-TERM DEBT                                                     4,164,401        2,635,642
                                                           -----------------------------------
TOTAL LIABILITIES                                                 16,767,460       16,359,445
                                                           -----------------------------------
MINORITY INTEREST                                                     15,187           15,422
                                                           -----------------------------------
COMMITMENT AND CONTINGENCIES
WARRANTS OUTSTANDING                                                 114,932            1,200
                                                           -----------------------------------

STOCKHOLDERS' EQUITY:
Capital Stock:
  Common,  $.001 par value, voting, authorized  9,000,000
    shares: issued 776,134 and 2,315,087, respectively                   776            2,315
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
Additional paid in capital                                           185,623        7,292,725
Retained earnings                                                    778,356          938,914
                                                           -----------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           964,755        8,233,954
                                                           -----------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                     $ 17,862,334     $ 24,610,021
                                                           ===================================





See notes to unaudited consolidated financial statements.
                                                         4

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATION
(UNAUDITED)

                                         (Predecessor
                                            Company)
                                               One          Six         Six           Three       Three
                                              Month        Months      Months         Months      Months
                                              Ended        Ended        Ended         Ended        Ended
                                             May 30,     October 31, October 30,    October 31, October 30,
                                               1997         1997        1998           1997        1998
                                              -----        -----        ----          -----        ----

REVENUES:
Fee Income                                  $1,998,611  $10,294,060  $12,815,480    $5,450,772   $5,159,664
Reimbursable Income                            234,425    2,892,743    2,829,066      2,424,990   2,350,760
                                            -----------  -----------  -----------    ----------- -----------
     Total Revenues                          2,233,036   13,186,803   15,644,546      7,875,762   7,510,424
                                            -----------  -----------  -----------    ----------- -----------
CONSULTANT EXPENSE                             192,862    1,976,901    2,142,048      1,128,313     885,093
                                            -----------  -----------  -----------    ----------- -----------
PROJECT EXPENSES:
  Direct Expenses                               35,404      535,341      345,968        318,033     151,879
  Reimbursable expenses                         68,617      369,677      568,437        228,085     230,350
                                            -----------  -----------  -----------    ----------- -----------
    Total project expenses                     104,021      905,018      914,405        546,118     382,229
                                            -----------  -----------  -----------    ----------- -----------
NET PRODUCTION INCOME                        1,936,153   10,304,884   12,588,093      6,201,331   6,243,102
DIRECT LABOR                                   602,096    3,062,843    3,601,546      1,917,798   1,849,427
INDIRECT EXPENSES                            1,172,712    5,991,828    7,852,607      3,381,704   3,816,864
                                            -----------  -----------  -----------    ----------- -----------
OPERATING INCOME                               161,345    1,250,213    1,133,940        901,829     576,811
                                            -----------  -----------  -----------    ----------- -----------
OTHER EXPENSE:
   Interest Expense, net                        36,951      496,370      327,547        345,187     123,557
  Other                                                         603          835            603           -
                                            -----------  -----------  -----------    ----------- -----------
     Total Other Expense                        36,951      496,973      328,382        345,790     123,557
                                            -----------  -----------  -----------    ----------- -----------
INCOME  BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEM                                        124,394      753,240      805,558        556,039     453,254
INCOME TAX                                      43,000      374,125      364,151        224,125     203,469
                                            -----------  -----------  -----------    ----------- -----------
NET INCOME BEFORE EXTRAORDINARY ITEM            81,394      379,115      441,407        331,914     249,785
EXTRAORDINARY ITEM FOR EARLY
  EXTINGUISHMENT OF DEBT, NET OF TAX
  OF $171,842                                                            280,849
                                            -----------  -----------  -----------    ----------- -----------
NET INCOME (LOSS)                             $ 81,394    $ 379,115    $ 160,558      $ 331,914   $ 249,785
                                            ===========  ===========  ===========    =========== ===========

NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic and diluted                                                       $ 0.24                     $ 0.12
                                                                      ===========                ===========
NET INCOME (LOSS) PER SHARE
  Basic and diluted                                                       $ 0.09                     $ 0.12
                                                                      ===========                ===========
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic and diluted                                                    1,812,339                  2,075,087
                                                                      ===========                ===========




See notes to unaudited consolidated financial statements.
                                                     5

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                        Common Stock          Additional                      Total
                                        ------------            Paid-In       Retained    Stockholders'
                                      Shares       Amount        Capital       Earnings       Equity
                                      ------       ------        --------      ---------      ------



Balance, May 1, 1998                  776,134         $  776    $  185,623      $ 778,356    $  964,755

Issuance of Common Stock            1,298,953          1,299     6,036,342                    6,037,641
   (Note  4)

Net Income                                                                        160,558       160,558

Issuance of Common Stock
for purchase of JPJ Architects,
  Inc. (Note 5)                       240,000            240     1,070,760                    1,071,000
                                -------------------------------------------------------------------------
Balance, October 30, 1998           2,315,087        $ 2,315    $7,292,725      $ 938,914    $8,233,954
                                ========================================================================




See notes to unaudited consolidated financial statements.
                                                           6

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                                (Predecessor
                                                                                  Company)
                                                                                    One            Six           Six
                                                                                   Month          Months        Months
                                                                                   Ended          Ended          Ended
                                                                                  May 30,      October 31,   October 30,
                                                                                    1997          1997           1998
                                                                                    ----          ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $    81,394  $    379,115   $    160,558
  Adjustments to reconcile net income  to net used in operating activities:
     Extraordinary item for early extinguishment of debt                                                           280,849
     Depreciation                                                                      55,544       118,176        464,532
     Amortization of goodwill                                                           9,571        71,496         86,097
     Amortization of deferred loan fees                                                              26,922         42,703
     Deferred income taxes                                                             54,907       308,413        117,450
     Changes in assets and liabilities net of effects from purchase of of JPJ
        Architects, Inc.:
       (Increase) decrease  in trade and other  accounts receivable                (1,500,472)   (1,481,816)       863,724
       (Increase) decrease in costs and estimated earnings compared to billings
         on uncompleted contracts, net                                              1,199,028     1,506,233     (1,065,871)
       (Increase) decrease in refundable income taxes                                 (11,157)       41,835
       Increase (decrease)  in prepaid expenses and other assets                      (11,579)     (101,899)        46,969
       Increase (decrease) in accounts payable                                        233,659    (1,005,222)      (866,191)
       Increase (decrease) in accrued expenses and other liabilities                 (263,500)       88,146       (620,254)
       Increase in income tax payable                                                                               50,022
                                                                                -------------------------------------------
           Net cash used in operating activities                                     (152,605)      (48,601)      (439,412)
                                                                                -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (2,023)     (391,974)      (638,749)
  Note receivable from officer                                                                      (20,000)
  Payment for purchase of JPJ Architects, Inc., net of cash acquired                                            (1,834,279)
                                                                                -------------------------------------------
           Net cash used in investing activities                                       (2,023)     (411,974)    (2,473,028)
                                                                                -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing on line of credit                                                  (2,360,000)                     951,335
  Net proceeds from issuance of common stock                                                         11,693      5,922,709
  Proceeds from long-term borrowings                                                2,800,000     3,750,000
  Payment on short term borrowings                                                                                (750,000)
  Payment on long-term borrowings                                                    (285,372)     (240,916)    (2,509,051)
  Payment of deferred loan fees                                                                     (40,000)
  Payment of ESOP buyback                                                                        (3,221,824)
  Proceeds from issuance of notes payable to shareholders                                           182,308
  Proceeds from issuance of warrants                                                                 23,501          1,200
                                                                                -------------------------------------------
           Net cash provided by financing activities                                  154,628       464,762      3,616,193
                                                                                -------------------------------------------
INCREASE IN CASH                                                                           -         4,187        703,753
CASH BALANCE:
  Beginning of period                                                                   2,321         2,321         17,369
                                                                                -------------------------------------------
  End of period                                                                       $ 2,321       $ 6,508      $ 721,122
                                                                                ===========================================
SUPPLEMENTAL DISCLOSURES:
  Cash paid (received) during the year for:
    Interest                                                                          $ 6,827     $ 332,414      $ 460,175
    Income tax payments (refunds)                                                      $ (750)    $ (24,750)     $ 184,526
Noncash investing and financing transactions:
  Issuance of warrants to certain debt holders                                      $ 238,752     $ 226,577        $ 1,200
  Acquisition of JPJ Architects, Inc.:
     Notes payable issued to JPJ Architects, Inc. shareholders                                                   $ 872,320
     Fair value of assets acquired and liabilities assumed, net                                                  $ 180,150
     Common stock to be issued on delayed delivery schedule                                                    $ 1,071,000



See notes to unaudited consolidated financial statements.
                                                                           7

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business-HLM Design, Inc. ("HLM Design") is a management services company incorporated March 6, 1997 for the purpose of providing management and services to architectural, engineering and planning design entities under long term management and services agreements ("MSAs"). HLM Design, Inc entered into an MSA with each of HLM Design of North America, Inc. ("HLMNA"), HLM Design of the Southeast, P.C.("HLMSE"), and HLM Design of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMNW") in May 1997. In July 1998, HLM Design, Inc. entered into an MSA with each of HLM Design of the Midwest, Inc. ("HLMMW"), HLM Design of the Midatlantic, P.C. ("HLMMA"), and HLM Design of the Northeast, Architecture, Engineering and Planning, P.C. ("HLMNE"). HLMNA, HLMSE, HLMNW, HLMMW, HLMMA and HLMNE are collectively referred to as "Managed Firms". At the same time, the Managed Firms and its stockholders entered into a stockholders agreement (which provides the stockholders of Managed Firms with nominee stockholder status); therefore, as of May 31, 1998 and thereafter, HLM Design, Inc. and Managed Firms financial statements are presented on a consolidated basis. HLM Design and the Managed Firms are referred to herein collectively as the "Company".

      Financial Statement Presentation - The accompanying unaudited financial information for the one month period ended May 30, 1997(Predecessor), and six month periods ended October 31, 1997 and October 30, 1998 have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended May 1, 1998.

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

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.    CONTRACTS IN PROGRESS
      Information relative to contracts in progress is as follows:

                                          May 1,      October 30,
                                          1998        1998
                                          ----        ----
      Costs incurred on uncompleted
      projects (excluding overhead)      $45,830,792    $44,988,932

      Estimated earnings thereon          45,615,282     48,551,771
                                         -----------  -------------

      Total                               91,446,074     93,540,703

      Less billings to date               88,940,243     90,374,513
                                         -----------  -------------

      Net underbillings                  $ 2,505,831    $ 3,166,190
                                         ===========  =============

      Net underbillings are included in the accompanying balance sheets as follows:

                                                    May 1,    October 30,
                                                     1998        1998
                                                     ----        ----
      Costs and estimated earnings in excess of
      billings
          On uncompleted projects                $5,513,854   $6,381,747
      Billings in excess of costs and estimated
      earnings
          On uncompleted projects                (3,008,023)  (3,215,557)
                                                 ------------ -----------
      Net underbillings                          $2,505,831   $3,166,190
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

      On August 31, 1998, the Company increased its revolving line of credit with First Charter National Bank from $1.5 million to $3.0 million. At October 30, 1998, the Company had borrowings outstanding of $1.9 million. The revolving line of credit is secured by, among other things, a security interest in all accounts receivable. Any outstanding balance under this loan bears interest at prime plus 1 percent. This loan matures on June 30, 1999.

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

5.    ACQUISITION OF JPJ ARCHITECTS, INC.

      On October 30, 1998, HLM Design purchased all the issued and outstanding common stock of JPJ Architects, Inc. ("JPJ") for $2.4 million in cash, an aggregate of 240,000 shares of HLM Design's common stock, and subordinated promissory notes bearing interest at 7 percent in the aggregate principal amount of $1,160,000. Such purchase price may be adjusted downward if certain earnings and stockholders' equity levels are not achieved by JPJ for the year ended April 30, 1999. The purchase price agreement specifies delivery of 30 percent of the aggregate shares of the stock and the principal amount of the promissory notes on each of October 30, 2000 and October 30, 2001 and delivery of the remaining 40 percent of the aggregated shares of stock and the principal amount of the promisssory notes on October 30, 2002. Following the purchase, HLM Design and JPJ entered into Management Services Agreement whereby the Company will manage all aspects of JPJ other than the provisions of professional architectural services.

      HLM DESIGN INC. AND AFFILIATES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 5.   ACQUISITION OF JPJ ARCHITECTS, INC. (CONTINUED)

      The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on a preliminary basis as shown below to the assets and liabilities acquired based on their estimated fair value at the acquisition date. Such allocations may ultimately be different than amounts reflected depending on final valuations.

      Working capital                      $   444,585
      Property and equipment                   158,266
      Other assets                             143,020
      Goodwill                               3,597,449
                                             ---------
                                           $ 4,343,320

      The following unaudited pro forma information presents a summary of consolidated results of operations as if the JPJ acquisition has occurred at the beginning of the period in which the acquisition was completed after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the period presented. These results are not necessarily indicative of the results of future operations. It is not practicable to prepare comparative pro forma results of operations for the six months period ended October 31, 1997 due to the short time frame between consummation of the acquisitionn and required filing deadlines for the report of Form 10-Q.

                                                             For the Six Months
                                                                Ended 10/30/98
                                                              -----------------
      Total revenues                                            $23,152,439
      Net income before extraordinary item                          606,842
      Net income before extraordinary item
        Per share (basic and fully diluted)                     $      0.30
      Net income                                                    325,992
      Net income per share (basic and fully
         Diluted)                                               $      0.16

      HLM DESIGN INC. AND AFFILIATES
      NOTES TO UNAUDITED FINANCIAL STATEMENTS


6.    HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

      HLM Design, Inc.'s unconsolidated balance sheet as of October 30, 1998 and income statement for the six month period ended October 30, 1998 is as follows:

      Balance Sheet:
      Current assets                                   $  4,516,854
                                                       ------------
      Non-current assets                                 10,616,386
                                                       ------------

      Total assets                                     $ 15,133,240
                                                       ============

      Current liabilities                                 6,025,766
                                                       ------------

      Non-current liabilities                               873,520
                                                       ------------

      Total liabilities                                   6,899,286
                                                       ------------

      Total stockholders' equity                          8,233,954
                                                       ------------

      Total liabilities and stockholders' equity       $ 15,133,240
                                                       ============
      Income Statement:
      Equity in earnings of Affiliate                  $    375,750
      Net interest,  extraordinary item, tax and
         other expense                                      215,192
                                                       ------------

      Net income                                       $    160,558
                                                       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

As a result of the acquisition of HLMNA through the merger of BBH Corp. (an affiliate of HLM Design) into HLMNA, the consummation of the MSA between HLM Design and the Managed Firms and stockholders' agreements among the Managed Firms and its stockholders, the discussion and analysis of operating results for the six month period ended October 31, 1997 is presented on a pro forma basis that reflects such acquisition, MSA and stockholders' agreements as through they occurred at the beginning of the period.

              This pro forma financial information does not give effect to the Offering.




                                                           Pro Forma for
                               Consolidated  Consolidated   Consolidated  Consolidated
                               Three Months  Three Months    Six Months    Six Months
                                   Ended         Ended         Ended          Ended
                                October 31,   October 30,   October 31,    October 30,
                                   1997          1998           1997          1998
                                   ----          ----           ----          ----

Revenues                        $7,875,762    $ 7,510,424   $15,419,839    $15,644,546
Costs and expenses:
Direct cost of revenue           3,592,229      3,116,749     6,843,741      6,657,999
Operating expenses               3,381,704      3,816,864     7,137,540      7,852,607
                               -----------   ------------  ------------   -------------
Total costs and expenses         6,973,933      6,933,613    13,981,281     14,510,606
                               -----------   ------------  ------------   ------------

Income from operations             901,829        576,811     1,438,558      1,133,940
Other income (expense):

Interest expense                  (345,790)      (123,557)     (590,321)     (327,547)


Other expense                            0             (0)         (603)         (835)
                               ------------  ------------  -------------- -------------

Total other expense               (345,790)      (123,557)     (590,924)     (328,382)
                               ------------  ------------  -------------- -------------
Income before income taxes
and
Extraordinary item                 556,039        453,254       847,634       805,558


Income tax expense                 224,125        203,470       407,486       364,151
                               ------------  -------------  ------------  -------------
Net income before
extraordinary item                 331,914        249,785       440,148       441,407
Extraordinary item for
early extinguishment of debt,
   Net of tax of $171,842                0              0             0       280,849
                               -----------   ------------  ------------   ------------
Net income                     $   331,914   $    249,785  $    440,148    $  160,558
                               ===========   ============  ============   ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 30, 1998 AND OCTOBER 31, 1997

Revenues were $7.5 million and $7.9 million for the three month period ended October 30, 1998 and October 31, 1997, respectively. This decrease of 4.6% is principally due to a reduction in the use of subconsultants and related expenses to meet project requirements which is partially offset by management's continued focus on marketing efforts which have continued from the previous year.

Direct costs primarily include, direct labor, subconsultant costs and reimbursable expenses. Direct costs were $3.1 million, or 41.5% of revenues, for the three month period ended October 30, 1998, as compared to $3.6 million, or 45.6% of revenues, for the three month period ended October 31, 1997. This decrease as a percent of revenues is due to a decreased use of subconsultants to meet project requirements as well as a decrease in direct labor costs incurred due to improved productivity as a result of Company's increased focus on cost containment for each project.

Operating costs were $3.8 million, or 50.8% of revenues, for the three month period ended October 30, 1998, as compared to $3.4 million, or 42.9% of revenues, for the three month period ended October 31, 1997. This increase as a percent of revenues is principally due to an increase in expenses associated with being a public company and marketing expenses which is partially offset by a decrease in rent and occupancy costs in certain office locations as well as a decrease in legal expenses.

Interest expense was $0.1 million and $0.3 million for the three month period ended October 30, 1998, and October 31, 1997, respectively. In June 1998, the Company repaid approximately $3.0 million in debt from the proceeds of its Offering. See Note 4 to Notes to Consolidated Financial Statements.

Income tax expense was $0.2 million and $0.2 million for the three month period ended October 30, 1998, and October 31, 1997, respectively. The effective income tax rate was 44.8% and 40.3% for the three month period ended October 30, 1998 and October 31, 1997, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS-CONTINUED


FOR THE SIX MONTHS ENDED OCTOBER 30, 1998 AND OCTOBER 31, 1997

Revenues were $15.6 million and $15.4 million for the six month period ended October 30, 1998, and October 31, 1997, respectively. This increase of 1.5% is principally due to management's continued focus on marketing efforts which have continued from the previous year. This increase is partially offset by a reduction in the use of subconsultants and related expenses to meet project requirements as well as the Company's change in its fiscal year end date from the last Friday in April to the Friday nearest the end of April. This change resulted in a one week less revenues in the six months ended October 30, 1998 as compared to the six month period ended October 31, 1997.

Direct costs primarily include, direct labor, subconsultant costs and reimbursable expenses. Direct costs were $6.7 million, or 42.6% of revenues, for the six month period ended October 30, 1998, as compared to $6.8 million, or 44.4% of revenues, for the six month period ended October 31, 1997. This decrease as a percent of revenues is due to a decreased use of subconsultants to meet project requirements as well as a decrease in direct labor costs incurred due to improved productivity as a result of Company's increased focus on cost containment for each project.

Operating costs were $7.9 million, or 50.2% of revenues, for the six month period ended October 30, 1998, as compared to $7.1 million, or 46.3% of revenues, for the six month period ended October 31, 1997. This increase as a percent of revenues is principally due to an increase in expenses associated with being a public company and marketing expenses which is partially offset by a decrease in rent and occupancy costs in certain office locations as well as a decrease in legal expenses and travel expenses.

Interest expense was $0.3 million and $0.6 million for the six month period ended October 30, 1998, and October 31, 1997, respectively. In June 1998, the Company repaid approximately $3.0 million in debt from the proceeds of its Offering. See Note 4 to Notes to Consolidated Financial Statements.

 Income tax expense was $0.4 million and $0.4 million for the six month period ended October 30, 1998, and October 31, 1997, respectively. The effective income tax rate was 45.2% and 48.1% for the six month period ended October 30, 1998 and October 31, 1997, respectively. This rate decrease is principally due to nondeductible items in 1997.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERTIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

At October 30, 1998, the Company's current assets of $15.5 million exceeded current liabilities of $13.7 million resulting in working capital of $1.7 million. During the six month period ended October 30, 1998, the Company used $0.4 million in operating activities primarily due to the decrease in accounts payable and accrued expenses and an increase in costs and estimated earnings compared to billings on uncompleted contracts which was partially offset by a decrease in accounts receivable, the reduction in deferred debt discount caused by the extraordinary item for early extinguishment of debt and depreciation. The Company used $2.5 million for investing activities primarily from the cash payment for the purchase of JPJ Architects, Inc., net of cash acquired, and to a lesser extent, the purchase of equipment. On October 30, 1998, the Company purchased all the issued and outstanding stock of JPJ Architects, Inc. for $2.4 million in cash, promissory notes bearing interest at 7 percent in the aggregate principal amount of $1.1 million and an aggregate of 240,000 shares of HLM Design common stock. See Note 5 in the unaudited consolidated financial statements.

The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As a management company, HLM Design will be responsible for the financing of working capital growth, capital growth and other cash needs of its managed firms. On August 31, 1998, the Company increased its revolving line of credit with First Charter National Bank from $1.5 million to $3.0 million. At October 30, 1998, the Company had borrowings outstanding of $1.9 million. The revolving line of credit is secured by, among other things, a security interest in all accounts receivable. Any outstanding balance under this loan bears interest at prime plus 1 percent. This loan matures on June 30, 1999.

The Company believes that the net proceeds from the Offering, the First Charter National Bank line of credit, and anticipated funds from future operations will be sufficient to meet its operating cash needs for at least the next twelve months.


AUTOMATED SYSTEMS AND YEAR 2000

The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. Similar to most other organizations, the Company has assessed the potential impact of the Year 2000 matter on its operations based on current and forseeable computer and other automated system applications. The Company believes any future costs associated with modifying its computer software and other automated systems for the Year 2000 matters will not be significant.
                                        16

PART II-OTHER INFORMATION

Item 5.  Other Information

     As of October 27, 1998, the Board of Directors established a Compensation Committee consisting of Clay Caroland III and L. Fred Pounds. The Compensation Committee will address matters relating to executive officer compensation and will administer the Company's Employee Stock Purchase Plan and Stock Option Plan.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this Form 10-Q are:

Exhibit No.          Description
-----------          -----------
27                   Financial Data Schedule



(b) On November 16, 1998 the Company filed a Current Report on Form 8-K, dated November 16, 1998, pursuant to Item 2 of such form, reporting the JPJ Architects, Inc. acquisition.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HLM DESIGN, INC.
                                  (Registrant)



Date: December 14, 1998                            By: /s/ Joseph M. Harris
      -----------------                                ---------------------
                                                       Joseph M. Harris
                                                       President, Chairman and
                                                       Director


Date: December  14 , 1998                          By: /s/ Vernon B. Brannon
      -------------------                              ----------------------
                                                       Vernon B. Brannon
                                                       Senior Vice President, Chief Financial
                                                       Officer, Treasurer, Assistant Secretary
                                                         And Director
