Form 10-Q
period 1999-01-29
HLM DESIGN INC
filed 1999-03-15
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 29, 1999

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
Yes  [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                          Outstanding at February 26, 1999
-------------------                          --------------------------------
Common stock, par value $.001 per share             2,342,754 shares

HLM DESIGN, INC. AND AFFILIATES
INDEX TO FORM 10-Q

                                                                                         PAGE
                                                                                          NO.
PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements
               Consolidated Balance Sheets - May 1, 1998 and January 29, 1999              3

               Consolidated Statements of Operation - One month period ended May
                      30, 1997 (Predecessor), Nine month periods ended
                 January 30, 1998 and January 29, 1999 and Three month periods
                 ended January 30, 1998 and January 29,1999                                5

               Consolidated Statement of Stockholders' Equity - May 1, 1998
                     And January 29, 1999                                                  6

                Consolidated Statements of Cash Flows - One month period ended
                        May 30, 1997 (Predecessor), and Nine month periods ended
                        January 30, 1998 and January 29, 1999                              7

                Notes to Unaudited Consolidated Financial Statements                       8

ITEM 2.  Management's Discussion and Analysis of Financial Operations
         And Results of Operations                                                        13

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and  Reports on Form 8-K                                                17

SIGNATURES                                                                                18

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

                                                                           May 1,             January 29,
                                                                           1998                 1999
                                                                          --------            -----------
                                                                                         (Unaudited)

ASSETS:
Current Assets:
Cash                                                                        $ 17,369              $ 3,710
Accounts Receivable:
  Trade and other receivables, less allowance for
      doubtful accounts at May 1, 1998 and
      January 29, 1999 of 150,000 and 268,285, respectively                6,089,929            8,907,522
Costs and estimated earnings in excess of billings on
   uncompleted projects                                                    5,513,854            7,973,442
Prepaid expenses                                                             724,010              510,040
                                                                     -------------------------------------
          Total Current Assets                                            12,345,162           17,394,714
                                                                     -------------------------------------

Other Assets:
Deferred income taxes                                                        465,601            1,401,182
Other                                                                        825,018              451,090
Goodwill, net                                                              2,426,598            7,181,055
                                                                     -------------------------------------
          Total Other Assets                                               3,717,217            9,033,327
                                                                     -------------------------------------

Property and Equipment:
  Leasehold improvements                                                     782,609            1,092,297
  Furniture and fixtures                                                   1,786,250            2,703,351
                                                                     -------------------------------------
Property and Equipment, at cost                                            2,568,859            3,795,648
Less Accumulated depreciation                                                768,904            1,508,542
                                                                     -------------------------------------
          Property and equipment, net                                      1,799,955            2,287,106
                                                                     -------------------------------------
TOTAL ASSETS                                                            $ 17,862,334           28,715,147
                                                                     ====================================





See notes to unaudited consolidated financial statements.
                                                                        3

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
                                                                      May 1,             January 29,
                                                                       1998                 1999
                                                                     --------            -----------
                                                                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                       $ 656,576          $ 1,235,402
Notes payable                                                         2,250,000            2,618,335
Accounts payable                                                      3,041,859            4,912,488
Accrued expenses                                                      1,913,505            2,156,725
Income tax payable                                                      215,950              855,344
Billings in excess of costs and estimated earnings
  on uncompleted projects                                             3,008,023            3,632,945
Deferred income taxes                                                 1,517,146            2,263,294
                                                                 ------------------------------------
          Total Current Liabilities                                  12,603,059           17,674,533
                                                                 ------------------------------------
LONG-TERM DEBT                                                        4,164,401            2,454,880
                                                                 ------------------------------------
TOTAL LIABILITIES                                                    16,767,460           20,129,413
                                                                 ------------------------------------
MINORITY INTEREST                                                        15,187               36,426
                                                                 ------------------------------------
COMMITMENT AND CONTINGENCIES
WARRANTS OUTSTANDING                                                    114,932                1,200
                                                                 ------------------------------------

STOCKHOLDERS' EQUITY:
Capital Stock:
  Common,  $.001 par value, voting, authorized  9,000,000
    shares: issued 776,134 and 2,342,754, respectively                      776                2,343
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
Additional paid in capital                                              185,623            7,401,462
Retained earnings                                                       778,356            1,144,303
                                                                 ------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              964,755            8,548,108
                                                                 ------------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                        $ 17,862,334         $ 28,715,147
                                                                 ====================================





See notes to unaudited consolidated financial statements.


HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)                                          (Predecessor
                                                       Company)
                                                         One            Nine          Nine             Three          Three
                                                        Month          Months         Months           Months         Months
                                                        Ended          Ended          Ended            Ended           Ended
                                                       May 30,      January 30,    January 29,      January 30,    January 29,
                                                         1997           1998          1999              1998           1999
                                                        -----           -----         -----             -----          ----

REVENUES:
Fee Income                                            $ 1,998,611   $ 16,160,923   $ 21,074,849      $ 5,866,863    $ 8,259,369
Reimbursable Income                                       234,425      5,382,493      4,996,804        2,489,750      2,167,738
                                                     -------------  ------------- --------------    -------------  -------------
     Total Revenues                                     2,233,036     21,543,416     26,071,653        8,356,613     10,427,107
                                                     -------------  ------------- --------------    -------------  -------------
CONSULTANT EXPENSE                                        192,862      3,802,734      4,685,098        1,825,833      2,543,050
                                                     -------------  ------------- --------------    -------------  -------------
PROJECT EXPENSES:
  Direct Expenses                                          35,404        744,579        576,282          209,238        230,314
  Reimbursable expenses                                    68,617        630,190        950,821          260,513        382,384
                                                     -------------  ------------- --------------    -------------  -------------
    Total project expenses                                104,021      1,374,769      1,527,103          469,751        612,698
                                                     -------------  ------------- --------------    -------------  -------------
NET PRODUCTION INCOME                                   1,936,153     16,365,913     19,859,452        6,061,029      7,271,359
DIRECT LABOR                                              602,096      4,802,078      5,767,302        1,739,235      2,165,755
INDIRECT EXPENSES                                       1,172,712      9,744,540     12,345,772        3,752,712      4,493,165
                                                     -------------  ------------- --------------    -------------  -------------
OPERATING INCOME                                          161,345      1,819,295      1,746,378          569,082        612,439
                                                     -------------  ------------- --------------    -------------  -------------
OTHER EXPENSE:
  Interest Expense, net                                    36,951        748,621        525,175          251,648        197,628
  Other                                                                                     834                               -
                                                     -------------  ------------- --------------    -------------  -------------
     Total Other Expense                                   36,951        748,621        526,009          251,648        197,628
                                                     -------------  ------------- --------------    -------------  -------------
INCOME  BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEM                                                   124,394      1,070,674      1,220,369          317,434        414,811
INCOME TAX                                                 43,000        514,063        573,573          139,938        209,422
                                                     -------------  ------------- --------------    -------------  -------------
NET INCOME BEFORE EXTRAORDINARY ITEM                       81,394        556,611        646,796          177,496        205,389
EXTRAORDINARY ITEM FOR EARLY
  EXTINGUISHMENT OF DEBT, NET OF TAX OF $171,842                                        280,849                               -
                                                     =============  ============= ==============    =============  =============
NET INCOME                                               $ 81,394      $ 556,611      $ 365,947        $ 177,496      $ 205,389
                                                     =============  ============= ==============    =============  =============

NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic and diluted                                                                      $ 0.33                          $ 0.09
                                                                                  ==============                   =============
NET INCOME PER SHARE
  Basic and diluted                                                                      $ 0.18                          $ 0.09
                                                                                  ==============                   =============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic and diluted                                                                   1,981,784                       2,315,087
                                                                                  ==============                   =============



See notes to unaudited consolidated financial statements.
                                                                5

HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                               Common Stock                   Additional                           Total
                                               ------------                     Paid-In          Retained       Stockholders'
                                           Shares              Amount           Capital          Earnings          Equity
                                           ------              ------           -------          --------          ------

Balance, May 1, 1998                           776,134           $   776        $ 185,623        $ 778,356         $ 964,755

Issuance of Common Stock                     1,298,953             1,299        6,036,342                          6,037,641
   (Note  4)
Net Income                                                                                         365,947           365,947
Issuance of Common Stock
for purchase of JPJ Architects,
  Inc. (Note 5)                                240,000               240        1,070,760                          1,071,000
Issuance of Common Stock
for purchase of GA Design
International Limited (Note 5)                  27,667                28          108,737                            108,765
                                            ----------------------------------------------------------------------------------
Balance, January 29, 1999                    2,342,754           $ 2,343      $ 7,401,462      $ 1,144,303       $ 8,548,108
                                            ==================================================================================

See notes to unaudited consolidated financial statements.
                                                                       6


HLM DESIGN, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                  (Predecessor
                                                                               Company)
                                                                                 One              Nine             Nine
                                                                                Month            Months           Months
                                                                                Ended            Ended             Ended
                                                                               May 30,        January 30,      January 29,
                                                                                 1997             1998             1999
                                                                                 ----             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $ 81,394        $ 556,611        $ 365,947
  Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
     Extraordinary item for early extinguishment of debt-net of tax                                                   280,849
     Depreciation                                                                    55,544          247,463          441,594
     Amortization of goodwill                                                         9,571          114,549          167,332
     Amortization of deferred loan fees                                                              108,526           62,340
     Deferred income taxes                                                           54,907          (17,844)        (183,558)
     Changes in assets and liabilities net of effects from purchase of of JPJ
        Architects, Inc.:
       Decrease in trade and other accounts receivable                           (1,500,472)        (622,088)         (86,593)
       (Increase) decrease in costs and estimated earnings compared to billings
         on uncompleted contracts, net                                            1,199,028           38,310       (2,240,178)
       (Increase) in refundable income taxes                                        (11,157)         504,400
       Increase (decrease) in prepaid expenses and other assets                     (11,579)        (504,505)         522,378
       Increase (decrease) in accounts payable                                      233,659         (913,522)         (17,274)
       Increase (decrease) in accrued expenses and other liabilities               (263,500)         643,475         (438,441)
       Increase in income tax payable                                                                                 271,880
                                                                           ---------------------------------------------------
           Net cash provided by (used in) operating activities                     (152,605)         155,375         (853,724)
                                                                           ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (2,023)        (549,848)        (657,042)
  Note receivable from officer                                                                        30,000
 Payment for purchase of GA Design International Holdings Ltd                                                        (357,830)
  Payment for purchase of JPJ Architects, Inc., net of cash acquired                                               (1,332,030)
                                                                           ---------------------------------------------------
           Net cash used in investing activities                                     (2,023)        (519,848)      (2,346,902)
                                                                           ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing on line of credit                                                (2,360,000)                          394,586
  Net proceeds from issuance of common stock                                                                        5,922,709
  Proceeds from long-term borrowings                                              2,800,000        6,712,307
  Payment on short term borrowings                                                                                   (750,000)
  Payment on long-term borrowings                                                  (285,372)      (3,305,100)      (2,381,528)
  Payment of deferred loan fees                                                                      (56,300)
  Payment of ESOP buyback                                                                         (3,221,824)
  Proceeds from issuance of common stock                                                              28,910
  Proceeds from exercise of warrants                                                                    (135)
  Proceeds from issuance of notes payable to shareholders                                            182,308
  Proceeds from issuance of warrants                                                                  24,757            1,200
                                                                           ---------------------------------------------------
           Net cash provided by financing activities                                154,628          364,923        3,186,967
                                                                           ---------------------------------------------------
INCREASE  (DECREASE) IN CASH                                                              -              450          (13,659)
CASH BALANCE:
  Beginning of period                                                                 2,321            2,321           17,369
                                                                           ---------------------------------------------------
  End of period                                                                     $ 2,321          $ 2,771          $ 3,710
                                                                           ===================================================
SUPPLEMENTAL DISCLOSURES:
  Cash paid (received) during the year for:
    Interest                                                                        $ 6,827        $ 584,695        $ 537,893
    Income tax payments (refunds)                                                    $ (750)        $ 21,244         $ 21,116
Noncash investing and financing transactions:
  Issuance of warrants to certain debt holders                                    $ 238,752        $ 238,752          $ 1,200
  Acquisition of JPJ Architects, Inc.:
     Notes payable issued to JPJ Architects, Inc. shareholders                                                      $ 872,320
     Fair value of assets acquired and liabilities assumed, net                                                     $ 180,150
     Common stock to be issued on delayed delivery schedule                                                       $ 1,071,000


See notes to unaudited consolidated financial statements.
                                        7

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Business-HLM Design, Inc. ("HLM Design") is a management services company incorporated March 6, 1997 for the purpose of providing management and services to architectural, engineering and planning design entities under long term management and services agreements ("MSAs"). HLM Design, Inc entered into an MSA with each of HLM Design of North America, Inc. ("HLMNA"), HLM Design of the Southeast, P.C.("HLMSE"), and HLM Design of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMNW") in May 1997. In July 1998, HLM Design, Inc. entered into an MSA with each of HLM Design of the Midwest, Inc. ("HLMMW"), HLM Design of the Midatlantic, P.C. ("HLMMA"), and HLM Design of the Northeast, Architecture, Engineering and Planning, P.C. ("HLMNE"). In October 1998, HLM Design, Inc. entered into an MSA with JPJ Architects, Inc.("JPJ"). HLMNA, HLMSE, HLMNW, HLMMW, HLMMA, HLMNE and JPJ are collectively referred to as "Managed Firms". The Managed Firms (other than JPJ) and its stockholders have also entered into a stockholders agreement (which provides the stockholders of Managed Firms with nominee stockholder status); therefore, as of May 31, 1997 and thereafter, HLM Design, Inc. and Managed Firms financial statements are presented on a consolidated basis. HLM Design and the Managed Firms are referred to herein collectively as the "Company".

        Financial Statement Presentation - The accompanying unaudited financial information for the one month period ended May 30, 1997(Predecessor), and nine month periods ended January 30, 1998 and January 29, 1999 have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended May 1, 1998.

        In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information." This statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's fiscal year ending April 30, 1999, but will need not be applied to interim financial statements in the initial year of its application. Management has determined that the adoption of SFAS 131 has no material impact on the Company's disclosures of its one operating segment, providing architectural, engineering and planning services.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.      CONTRACTS IN PROGRESS
        Information relative to contracts in progress is as follows:

                                                     May 1,         January 29,
                                                       1998           1999
                                                       ----           ----
       Costs incurred on uncompleted projects
          (excluding overhead)                     $ 45,830,792   $  57,761,290
       Estimated earnings thereon                    45,615,282      55,827,134
                                                   ------------   --------------

       Total                                         91,446,074     113,588,424
       Less billings to date                         88,940,243     109,247,927
                                                   ------------   -------------
       Net underbillings                            $ 2,505,831   $   4,340,497
                                                    ===========   =============

      Net underbillings are included in the accompanying balance sheets as follows:

                                                             May 1,       January 29,
                                                              1998           1999
                                                              ----           ----
       Costs and estimated earnings in excess of billings
           On uncompleted projects                         $5,513,854      $7,973,443
       Billings in excess of costs and estimated earnings
           On uncompleted projects                         (3,008,023)     (3,632,945)
                                                           ----------      ----------
       Net underbillings                                   $2,505,831      $4,340,497
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

        On August 31, 1998, the Company increased its revolving line of credit with First Charter National Bank from $1.5 million to $3.0 million. At January 29, 1999, the Company had borrowings outstanding of $2.6 million. The revolving line of credit is secured by, among other things, a security interest in all accounts receivable. Any outstanding balance under this loan bears interest at prime plus 1 percent. This loan matures on June 30, 1999.

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


        The net proceeds of the Offering totaling $5.92 million (after underwriting discount and other offering expenses) were used to repay certain indebtedness consisting of: (a)$2.0 million loan from Pacific Capital L.P. and Equitas L.P. and (b)$.75 million term loan from Berthel Fisher & Company Financial Services, Inc. and (c)$.2 million of indebtedness to employee stockholders. Remaining net proceeds were used for development of new business and other general corporate purposes.

        The early extinguishment of the Pacific Capital, L.P., Equitas, L.P. and Berthel Fisher & Company Financial Services, Inc. debt resulted in an extraordinary charge of $280,849, net of income taxes of $171,842, that consisted of write-off of related unamortized financing costs.

4.      ACQUISITIONS

        JPJ ARCHITECTS, INC.
        On October 30, 1998, HLM Design purchased all the issued and outstanding common stock of JPJ for $2.4 million in cash, an aggregate of 240,000 shares of HLM Design's common stock, and subordinated promissory notes bearing interest at 7 percent in the aggregate principal amount of $1,160,000. Such purchase price may be adjusted downward if certain earnings and stockholders' equity levels are not achieved by JPJ for the year ended April 30, 1999. The purchase price agreement specifies delivery of 30 percent of the aggregate shares of the stock and the principal amount of the promissory notes on each of October 30, 2000 and October 30, 2001 and delivery of the remaining 40 percent of the aggregated shares of stock and the principal amount of the promisssory notes on October 30, 2002. Following the purchase, HLM Design and JPJ entered into Management Services Agreement whereby the Company will manage all aspects of JPJ other than the provisions of professional architectural services.

        HLM DESIGN INC. AND AFFILIATES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 5.        ACQUISITIONS (CONTINUED)

        The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on a preliminary basis as shown below to the assets and liabilities acquired based on their estimated fair value at the acquisition date. Such allocations may ultimately be different than amounts reflected depending on final valuations.

        Working capital                  $   444,585
        Property and equipment               158,266
        Other assets                         143,020
        Goodwill                           3,597,449
                                           ---------
                                          $4,343,320

        G A Design International Holdings Ltd
        On January 29, 1999, HLM Design purchased 95 percent of the issued and outstanding common stock of G A Design International Holdings Ltd ("GAIH") for a combination of cash, 27,667 shares of HLM Design common stock and promissory notes for a total of approximately $1,037,000. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on their estimated fair value at the acquisition date resulting in an allocation of goodwill of approximately $1,042,000. Such allocations may ultimately be different than amounts reflected depending on final valuations.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.      HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

        HLM Design, Inc.'s consolidated balance sheet as of January 29, 1999 and income statement for the nine month period ended January 29, 1999 is as follows:

        Balance Sheet:
        Current assets                                            $  4,379,949
                                                                  ------------
        Non-current assets                                          17,711,252
                                                                  ------------
        Total assets                                              $ 22,091,201
                                                                  ============

        Current liabilities                                         12,716,760
        Non-current liabilities                                        826,333
        Total liabilities                                           13,543,093
                                                                  ------------
        Total stockholders' equity                                   8,548,108
                                                                  -------------
        Total liabilities and stockholders' equity                $ 22,091,201
                                                                  ============

        Income Statement:
        Equity in earnings of Affiliate                           $  1,052,635
        Net interest,  extraordinary item, tax and other expense       686,688
                                                                  ------------
        Net income                                                $    365,947
                                                                  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

As a result of the acquisition of HLMNA through the merger of BBH Corp. (an affiliate of HLM Design) into HLMNA, the consummation of the MSA between HLM Design and the Managed Firms (other than JPJ) and stockholders' agreements among the Managed Firms (other than JPJ) and its stockholders, the discussion and analysis of operating results for the nine month period ended January 30, 1998 is presented on a pro forma basis that reflects such acquisition, MSA and stockholders' agreements as through they occurred at the beginning of the period.

        This pro forma financial information does not give effect to the Offering.

                                                                         Pro Forma for
                                       Consolidated     Consolidated     Consolidated     Consolidated
                                       Three Months     Three Months      Nine Months      Nine Months
                                          Ended            Ended             Ended            Ended
                                       January 30,      January 29,       January 30,      January 29,
                                           1998             1999             1998             1999
                                           ----             ----             ----             ----
Revenues                              $8,356,613      $10,427,107       $23,776,452      $26,071,653
Costs and expenses:
Direct cost of revenue                  4,034,819        5,321,503        10,878,560        11,979,503
Operating expenses                      3,752,712        4,493,165        10,890,252        12,345,772
                                      -----------     ------------      ------------     -------------
Total costs and expenses                7,787,531        9,814,668        21,768,812        24,325,275
                                      -----------     ------------      ------------     -------------
Income from operations                    569,082          612,439         2,007,640         1,746,378
Other income (expense):
Interest expense                         (251,648)        (197,628)         (841,969)       ( 525,174)
Other expense                                   0                0              (603)            (835)
                                      ------------    --------------    --------------   --------------
Total other expense                      (251,648)         (197,628)         (842,572)       ( 526,009)
                                      ------------    --------------    --------------   --------------
Income before income taxes and             317,434          414,811        1,165,068         1,200,369
Extraordinary item

Income tax expense                         139,938          209,422           547,413          573,573
                                      ------------    --------------    --------------   --------------
Net income before extraordinary item       177,496          205,389           617,655          665,405

Extraordinary item for early
extinguishment    of debt,
   Net of tax of $171,842                        0                0                 0          280,849
                                      ------------    -------------     -------------    -------------
Net income                            $    177,496     $    205,389      $    617,655     $    365,947
                                      ============    =============     =============    =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -CONTINUED


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 29, 1999 AND JANUARY 30, 1998

Revenues were $10.4 million and $8.4 million for the three month period ended January 29, 1999 and January 30, 1998, respectively. This increase of 24.8% is principally due to the acquisition of JPJ in October 1998, and to a lesser extent, internal growth of the Company before JPJ resulting from increased marketing efforts.

 Direct costs primarily include, direct labor, subconsultant costs and reimbursable expenses. Direct costs were $5.3 million, or 51.0% of revenues, for the three month period ended January 29, 1999, as compared to $4.0 million, or 48.3% of revenues, for the three month period ended January 30, 1998. This increase as a percent of revenues is due to JPJ's use of subconsultants to meet contract and project requirements.

Operating costs were $4.5 million, or 43.1% of revenues, for the three month period ended January 29, 1999, as compared to $3.8 million, or 44.9% of revenues, for the three month period ended January 30, 1998. This decrease as a percent of revenues is principally due increased revenues. which is partially offset by an increase in expenses associated with being a public company and depreciation and amortization expense related to property and equipment.

Interest expense was $0.2 million and $0.3 million for the three month period ended January 29, 1999, and January 30, 1998, respectively. This decrease is principally due to the initial public offering in June 1998 whereby Company repaid approximately $3.0 million in debt from the proceeds of its Offering. See
Note 4 to Notes to Consolidated Financial Statements. This decrease is partially offset by increased borrowings in the third quarter of 1999 as a result of the Company's acquisition of JPJ.

Income tax expense was $0.2 million and $0.1 million for the three month period ended January 29, 1999, and January 30, 1998, respectively. The effective income tax rate was 50.5% and 44.1% for the three month period ended January 29, 1999 and January 30, 1998, respectively. This rate increase is principally due to nondeductible items such as increases in goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS-CONTINUED


FOR THE NINE MONTHS ENDED JANUARY 29, 1999 AND JANUARY 30, 1998

Revenues were $26.1 million and $23.8 million for the nine month period ended January 29, 1999, and January 30, 1998, respectively. This increase of 9.7% is principally due to the acquisition of JPJ in October 1998. This increase is partially offset by the Company's change in its fiscal year end date from the last Friday in April to the Friday nearest the end of April. This change resulted in one week less revenues for the nine months ended January 29, 1999 as compared to the nine month period ended January 30, 1998.

Direct costs primarily include, direct labor, subconsultant costs and reimbursable expenses. Direct costs were $12.0 million, or 46.0% of revenues, for the nine month period ended January 29, 1999, as compared to $10.9 million, or 45.8% of revenues, for the nine month period ended January 30, 1998. This increase as a percent of revenues is due to JPJ's use of subconsultants to meet project requirements which is partially offset by a decrease in direct labor costs incurred due to improved productivity as a result of Company's increased focus on cost containment for each project.

Operating costs were $12.3 million, or 47.4% of revenues, for the nine month period ended January 29, 1999, as compared to $10.9 million, or 45.8% of revenues, for the nine month period ended January 29, 1998. This increase as a percent of revenues is principally due to an increase in expenses associated with being a public company and depreciation and amortization expenses associated with property and equipment.

Interest expense was $0.5 million and $0.7 million for the nine month period ended January 29, 1999, and January 30, 1998, respectively. This decrease is principally due to the initial public offering in June 1998 whereby Company repaid approximately $3.0 million in debt from the proceeds of its Offering. See
Note 4 to Notes to Consolidated Financial Statements. This decrease is partially offset by increased borrowings in the third quarter of 1999 as a result of the Company's acquisition of JPJ.

 Income tax expense was $0.6 million and $0.5 million for the nine month period ended January 29, 1999, and January 30, 1998, respectively. The effective income tax rate was 47.0% and 48.0% for the nine month period ended January 29, 1999 and January 30, 1998, respectively. The effective rate is higher than statutory rate due primarily to goodwill.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES-
At January 29, 1999, the Company's current liabilities of $17.7 million exceeded current assets of $17.4 million resulting in a working capital deficiency of $0.3 million. During the nine month period ended January 29, 1999, the Company used $0.9 million in operating activities primarily due to the increase in costs and estimated earnings compared to billings on uncompleted contracts and a decrease in accrued expenses which was partially offset by an increase in prepaid expenses and other assets, the reduction in deferred debt discount caused by the extraordinary item for early extinguishment of debt and depreciation. The Company used $2.4 million for investing activities primarily from the cash payment for the purchase of JPJ Architects, Inc., net of cash acquired, and to a lesser extent, the purchase of equipment and the acquisition of GAIH on January 29, 1999. On October 30, 1998, the Company purchased all the issued and outstanding stock of JPJ Architects, Inc. for $2.4 million in cash, promissory notes bearing interest at 7 percent in the aggregate principal amount of $1.1 million and an aggregate of 240,000 shares of HLM Design common stock. In addition, On January 29, 1999, the Company purchased GAIH for $0.3 million in cash, promissory notes bearing interest at 7 percent in the aggregate principal amount of $0.1 million and an aggregate of 27,667 shares of HLM Design common stock.

The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As a management company, HLM Design will be responsible for the financing of working capital growth, capital growth and other cash needs of its managed firms. On August 31, 1998, the Company increased its revolving line of credit with First Charter National Bank from $1.5 million to $3.0 million. At January 29, 1999, the Company had borrowings outstanding of $2.6 million. The revolving line of credit is secured by, among other things, a security interest in all accounts receivable. Any outstanding balance under this loan bears interest at prime plus 1 percent. This loan matures on June 30, 1999.

The Company believes that the First Charter National Bank line of credit and anticipated funds from future operations will be sufficient to meet its operating cash needs for at least the next twelve months.


AUTOMATED SYSTEMS AND YEAR 2000

The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. Similar to most other organizations, the Company has assessed the potential impact of the Year 2000 matter on its operations based on current and forseeable computer and other automated system applications. The Company believes any future costs, if any, associated with modifying its computer software and other automated systems for the Year 2000 matters will not be significant.

PART II-OTHER INFORMATION

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)The exhibits filed as part of this Form 10-Q are:

Exhibit No.          Description
-----------          -----------
27                   Financial Data Schedule


(b) On November 16, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of JPJ Architects, Inc. (the "JPJ 8-K"). On January 15, 1999, the Company filed an amendment to the JPJ 8-K which included financial statements and pro forma financial information relating to the acquisition of JPJ Architects, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HLM DESIGN, INC.
                                  (Registrant)


Date: March 15, 1998                By:  /s/  Joseph M. Harris
      -------------------                ---------------------
                                         Joseph M. Harris
                                         President, Chairman and Director


Date: March 15, 1998                By: /s/ Vernon B. Brannon
      ---------------                   ---------------------
                                        Vernon B. Brannon
                                        Senior Vice President, Chief Financial
                                        Officer, Treasurer, Assistant Secretary
                                        And Director