Form 10-K
period 1999-04-30
HLM DESIGN INC
filed 1999-07-27
CIK 1049129

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

For the fiscal year ended April 30, 1999
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the transition period from ________________  to ________________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At July 19, 1999, the aggregate market value of the voting stock held by non-affiliates was $5,400,094, based on the closing sales price of the registrant's Common Stock on that date, of $3.75 per share. As of July 19, 1999, the registrant had a total of 2,084,531 shares of Common Stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE. Portions of the registrant's proxy statement for the annual meeting of stockholders to be held September 22, 1999 have been incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS



                                                                                                       PAGE
                                                                                                      -----
PART I
Item 1.    Business ..................................................................................  3
Item 2.    Properties ................................................................................  7
Item 3.    Legal Proceedings .........................................................................  7
Item 4.    Submission of Matters to a Vote of Security Holders .......................................  7
PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters .................  8
Item 6.    Selected Financial Data ...................................................................  8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..... 10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ................................ 14
Item 8.    Financial Statements and Supplementary Data ............................................... 14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...... 14
PART III
Item 10.   Directors and Executive Officers of the Registrant ........................................ 15
Item 11.   Executive Compensation .................................................................... 15
Item 12.   Security Ownership of Certain Beneficial Owners and Management ............................ 15
Item 13.   Certain Relationships and Related Transactions ............................................ 15
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................... 16
INDEX TO FINANCIAL STATEMENTS ........................................................................F-1
SIGNATURES ...........................................................................................

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


EXPLANATORY NOTE

     Unless otherwise indicated, all information in this report gives effect to
(a) an effective 12.75-to-1 stock split (effected in a series of transactions) (the "Stock Split") of the Registrant's common stock, par value $.001 per share (the "Common Stock") completed, and (b) the exercise of certain warrants (as defined herein) exercised prior to the consummation of the Registrant's initial public offering as described herein (the "IPO" or "Offering") in June 1998. Unless the context otherwise requires, references herein to the "Company" mean HLM Design, Inc.; references to a "Management and Services Agreement" mean a long-term agreement between the Company and an architectural, engineering and planning firm (an "AEP Firm") as described herein; and references to the "Managed Firms" mean HLMNA, HLMSE, HLMNW, HLMMW, HLMMA, HLMNE, JPJ and GAIH (each as defined below) and such other AEP Firms with which the Company shall, from time to time, enter into Management and Services Agreements. "HLM" is a registered trademark of the Company.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

     HLM Design, Inc., formed in March 1997, provides management services to architecture, engineering, and planning firms. The management services result in operating efficiencies and provide geographic and service diversification for clients of the Managed Firms.

     The Managed Firms provide a broad spectrum of design services to public and private clients in the United States and internationally. At the end of the Company's last fiscal year, the Managed Firms were as follows:


     o HLM Design of North America, Inc. ("HLMNA")
     o HLM Design of the Southeast, P.C. ("HLMSE")
     o HLM Design of the Northwest Architecture, Engineering and Planning, P.C. ("HLMNW")
     o HLM Design of the Midwest, Inc. ("HLMMW")
     o HLM Design of the Midatlantic, P.C. ("HLMMA")
     o HLM Design of the Northeast Architecture, Engineering and Planning, P.C. ("HLMNE")
     o JPJ Architects, Inc. ("JPJ")
     o G.A. Design International Holdings, Ltd. ("GAIH")

JPJ and GAIH are subsidiaries of the Company.

     These firms operated in 12 offices located in Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Orlando, Florida; Bethesda, Maryland; Denver, Colorado; Sacramento, California; Dallas, Texas; Philadelphia, Pennsylvania; Portland, Oregon; Charlotte, North Carolina; and London, UK. The Company is headquartered in Charlotte, North Carolina. THE COMPANY IS NOT ITSELF ENGAGED IN THE PRACTICE OF ARCHITECTURE, ENGINEERING, AND PLANNING.


THE MANAGED FIRMS

     The Company's full service Managed Firms provide a spectrum of services to clients through a broad range of professionals, including architects, mechanical, electrical, structural and civil engineers, landscape architects, interior designers, and construction administration personnel. The Company has focused its efforts on the management of full-service AEP Firms because it believes these firms offer a competitive advantage -- the ability to provide a full line of high-quality, cost-effective services. The Company believes that its management strategy will assist in attracting new AEP Firms as a result of two major trends: (1) the increasing complexity, cost and competitiveness of the design practice conducted by AEP Firms requiring operating and cost efficiencies and (2) AEP Firms' need for access to a wider pool of geographically dispersed professionals in order to provide solutions for the evolving needs of their clients.


MARKETS

     The professionals at the Managed Firms specialize in the design of large complex projects in the healthcare, justice (courts and correctional facilities), research, corporate/commercial, education, and hospitality markets. Design experience of professionals employed by the Managed Firms includes corporate headquarters, hospitals, physician office buildings, investment office buildings, multi-use office complexes, laboratories, courthouses, schools, and related facilities. The Managed Firm's professionals maintain full control over their architectural and engineering practices, determine which projects to pursue, and set their own standards of practice in order to promote high-quality provision of services and retain ownership of all contracts with clients.

     The following more fully describes the markets and depth of experience of the Managed Firms.

     HEALTHCARE:


   o 362 healthcare clients
   o 204 health facility master plans
   o 120 ambulatory care centers
   o 77 ambulatory surgery centers
   o 119 academic medical centers and teaching hospitals
   o 65 cancer centers
   o 69 women's facilities
   o 14 replacement hospitals
   o 46 medical office buildings

     JUSTICE:

   o Nearly 6 million square feet of courts and associated agency space
   o Almost 300 courtrooms: appeals, district, magistrate, and bankruptcy
   o Over 10 juried awards for Excellence in Justice Architecture
   o 10 million square feet of prisons and jails
   o More than $700 million in construction of prisons and jails
   o In excess of 75,000 inmate beds designed by individuals in the firm

     RESEARCH/HIGH TECHNOLOGY:

   o Over 40 major facilities
   o Over 4,000,000 square feet
   o Totaling over $600,000,000 in construction

     CORPORATE/COMMERCIAL:

   o 76 corporate office buildings totaling more than 21,000,000 square feet
   o 136 facilities for financial institutions totaling over 30,500,000 square feet
   o Over 380 interior design and renovation projects
   o 26 data centers totaling 3,330,000 square feet

     EDUCATION:

   o Over 69 projects for 39 colleges, community colleges, and universities
   o Over 220 primary and secondary school projects

     HOSPITALITY:

   o 131 hospitality projects
   o 76 international projects
   o 95 hotels


OPERATING STRATEGY

     As a management company, the Company's relationship with the Managed Firms is contractual. It has no ownership interest in the Managed Firms except for GAIH and JPJ. As a result, stockholders in the Company will have no direct or indirect ownership interest in the Managed Firms except for GAIH and JPJ.

     The Company's strategy is to expand revenues through (1) the development of new long-term Management and Services Agreements with full-service AEP firms throughout the United States and internationally and (2) the expansion of services by Managed Firms to existing clients.

     The creation of a management relationship between the Company and a Managed Firm involves, among other things, the signing of a Management and Services Agreement between the Company and the Managed Firm. Under the terms of the Management and Services Agreement, the Company is the sole and exclusive manager and administrator of all of the Managed Firm's day-to-day business functions. These functions include: financial planning, facilities, equipment and supplies, managed and administrative services (including bookkeeping and accounts), general administrative services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements pertaining to the provision of architectural and engineering services by Managed Firms to third parties, personnel, security and maintenance, architectural and engineering recruiting and training, insurance, billing, and marketing support. In connection with these services, the Company receives all but 1% of the firm's positive cash flow (as determined in accordance with generally accepted accounting principles applied on a consistent basis). See " -- HLM Design Operations -- Management and Services Agreements."

     In addition to the Management and Services Agreement, the Company requires individual stockholders of Managed Firms to enter into Stockholders' Agreements, which provide the stockholders of those entities with nominee stockholder status. Generally, the Stockholders' Agreements provide for the following: (i) the repurchase by the Managed Firm of the stockholder's stock upon such stockholder's death, (ii) restrictions on transferability of the stock, (iii) a "call-right" on the stock by the Managed Firm and (iv) a voting agreement among the stockholders and the Managed Firm. See " -- HLM Design Operations -- Stockholders' Agreements."

     Joseph M. Harris and Vernon B. Brannon, executive officers and stockholders of the Company, are also the principal stockholders of most of the Managed Firms and are the principal officers of all the Managed Firms. As officers, they caused the Managed Firms to enter into Management and Services Agreements with the Company, and as stockholders of certain of the Managed Firms they entered into Stockholders' Agreements (as described below).

GROWTH STRATEGY

     During the current fiscal year the Company implemented an aggressive, yet disciplined, expansion program by pursuing Management and Services Agreements with (i) large "regional" AEP Firms with established operating histories located in large metropolitan and high-growth suburban geographic markets that the Company does not currently serve and (ii) small firms that provide operational diversity in geographic areas that will complement the services that are either currently provided by the Company in such geographic areas or that are intended to be provided in the future. The Company believes its approach is attractive to these large and small AEP Firms because it provides these firms with economies of scale and the synergies that result from increased purchasing power, a greater breadth of services, an increased pool of professionals and geographical diversity. Furthermore, this strategy will give these regional and local AEP Firms, as a part of the Company, the ability to provide services to existing and future clients with national operations that might otherwise have turned to "non-local" firms to service their needs. The goal is for the Company to be the single source provider for large national clients with geographically diverse operations.

     During the current fiscal year, the Company completed two acquisitions:

  o On October 30, 1998, the acquisition of JPJ was completed. JPJ's focus in the corporate, education and university markets broadens the Managed Firms' existing client base and adds a geographic region to its operating base. The Company purchased all the issued and outstanding shares of JPJ for $2.4 million in cash, an aggregate of 240,000 shares of Common Stock (to be issued on a delayed delivery basis) and subordinated promissory notes in the aggregate principal amount of $1.2 million.

  o On January 30, 1999, the acquisition of GAIH was completed. GAIH's business has encompassed work for commercial clients in a variety of countries (England, Ireland, Egypt, Hungary, Greece, Switzerland, Norway, Denmark, Finland, Spain, Lebanon, Jordan, Italy, Zaire, Kenya, Dubai, France, Japan and Australia) which brings an international focus to the Managed Firms' already strong United States operations. The Company purchased 95 percent of the issued and outstanding common stock of GAIH for a combination of cash, 27,667 shares of Common Stock (to be issued on a delayed delivery basis) and promissory notes for a total consideration of approximately $1,037,000.

     The Company generally expects that AEP Firms that sign Management and Services Agreements will retain existing high-quality professional staff and continue to operate in an effective and efficient manner with personnel who understand the local market. Additionally, management believes it is positioned to pursue larger, well-established AEP Firms as a result of the depth of the Company's management team, its capital structure and the reputation of the management team in the design industry. Management also believes these goals can be achieved at less cost than that which would be incurred by AEP Firms operating on a stand-alone basis.


HLM DESIGN OPERATIONS

     Pursuant to its Management and Services Agreements, the Company manages all aspects of the Managed Firm other than the provision of professional architectural, engineering and planning services. The provision of these services is controlled by the Managed Firms themselves. The Company enhances firm growth by assisting in the recruitment of new professionals and by expanding and adding ancillary services.

     One of the Company's goals is to negotiate national arrangements and provide cost savings to Managed Firms through economies of scale in areas such as malpractice insurance, supplies, equipment and business functions.


     MANAGEMENT AND SERVICES AGREEMENTS

     The Management and Services Agreements with the Managed Firms are for a period of forty years. Although these agreements are terminable by the Company, with or without cause, upon 60 days' notice to the Managed Firms (with the approval of a majority of the Board of Directors and a majority of its independent directors), they cannot be terminated by the Managed Firms without a material default or bankruptcy by the Company. Under these agreements, the Company is appointed as the sole and exclusive manager and administrator of all of the Managed Firms' day-to-day business functions. The Company has no authority, directly or indirectly, to perform any of the Managed Firms' operations that are required by law to be performed by duly licensed architects and engineers. The Managed Firms retain ownership of all contracts with clients. Additionally, the Company has the authority to approve or deny, on behalf of the Managed Firm, any and all proposals by stockholders of such firm to encumber, sell, pledge, give or otherwise transfer the capital stock of the Managed Firm, as well as the authority to approve issuance of common stock or incurrence of indebtedness.

 STOCKHOLDERS' AGREEMENTS

     Individual stockholders of Managed Firms (not including JPJ and GAIH, which are subsidiaries of the Company) have entered into Stockholders' Agreements, which generally restrict the ability of these stockholders to exercise certain rights commonly associated with ownership of common stock and effectively provide stockholders of such entities with nominee stockholder status. Generally, such Stockholders' Agreements provide that:

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

     In addition, the Stockholders' Agreements contain an acknowledgment on the part of each stockholder that it is in the parties' best interest that certain of the Managed Firm's administrative and managerial functions be performed pursuant to a Management and Services Agreement with the Company and that in order to ensure consistency and continuity in the management of the firm's business and affairs, with respect to all matters pertaining to the initiation of stock "calls" and the approval or denial of proposed stock transfers, the Managed Firm will in all cases act in accordance with the written recommendation of the Company. The Stockholders' Agreements provide that they may be terminated upon the occurrence of any of the following events:

      (i) cessation of the Managed Firm's business,

      (ii) bankruptcy, receivership or dissolution of the Managed Firm, or

      (iii) the voluntary agreement of all parties bound by the terms of such Stockholders' Agreement.

     It is anticipated that Stockholders' Agreements among individual stockholders of the AEP Firms with whom the Company enters into Management and Services Agreements in the future will have similar terms.


COMPETITION

     The architectural and engineering services industry is highly fragmented and very competitive. As a result, in each specific market area the Company competes with many architectural and engineering consulting firms, several of which are substantially larger than the Company and possess greater financial resources. No firm currently dominates any significant portion of the Company's market areas. Competition is based on quality of service, expertise, price, reputation and local presence. The Company believes that the Managed Firms compete favorably with respect to each of these factors in the market areas it serves. The Company is not aware of any other company actively pursuing a strategy of contracting for firms' administrative and management functions, but believes that additional companies with similar objectives could be organized in the future.


GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

     Each state has enacted legislation governing the registration of architects and engineers, and, in some cases, landscape architects, fire protection engineers and interior designers. These state laws and regulations impose licensing requirements and standards upon individual design professionals and architectural-engineering firms that are overseen by a registration board. In general, the state laws and regulations define the practice of architecture and engineering, restrict the use of the titles ARCHITECT and ENGINEER to licensed individuals, establish rules for entry into the profession, explain how professionals licensed in other states may become reciprocally registered to practice in the jurisdiction and define and enforce standards of professional conduct and misconduct.

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


EMPLOYEES

     As of April 30, 1999, the Company and the Managed Firms together employed approximately 280 persons of which approximately 100 were registered professionals (engineers, architects and others). None of the Company's employees or the Managed Firm's employees is represented by a labor union. The Company considers its relations with its employees and the employees of the Managed Firms to be satisfactory.

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


ITEM 2. PROPERTIES

     The Company's principal executive offices are located at 121 West Trade Street, Suite 2950, Charlotte, North Carolina, where the Company leases 7,254 square feet. Its telephone number is (704) 358-0779. Its lease of such offices is for a term of 5 years and expires in 2000. Currently, the Company is negotiating for additional office space for the anticipated growth for the next fiscal year. In addition to the Company's principal executive offices, the Company or the Managed Firms lease office space in Sacramento, California; Denver, Colorado; Orlando, Florida; Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Bethesda, Maryland; Portland, Oregon; Philadelphia, Pennsylvania; Dallas, Texas and London, UK.


ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company or one or more of the Managed Firms are named in legal proceedings involving contractual disputes or other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve the Company or any of the Managed Firms that, in the opinion of management, when considering insurance coverage, could reasonably be expected to have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal quarter ended April 30, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Prior to June 12, 1998, the Company was privately held and there was no market for the Common Stock. Effective June 12, 1998, the Common Stock began trading on the NASDAQ Small Cap Market under the symbol "HLMD". As of July 19, 1999, 2,084,531 shares of Common Stock were outstanding and issued to a total of approximately 720 record and beneficial holders.

     The Company has never declared or paid a dividend on its Common Stock. The Company intends to retain all of its earnings to finance the growth and development of its business, including through the execution of new Management and Services Agreements, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. Any future change in the Company's dividend policy will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.




                                                HIGH        LOW
                                             ---------- ----------
        1999
------------
        First Quarter (Since June 12, 1998)    $ 6.25     $ 5.00
        Second Quarter .....................   $ 6.25     $ 3.88
        Third Quarter ......................   $ 5.63     $ 4.25
        Fourth Quarter .....................   $ 5.13     $ 3.38

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS

     There have been no sales of unregistered securities by the Company in fiscal 1999. However, as of October 30, 1998 in connection with the acquisition of JPJ and as of January 29, 1999 in connection with the acquisition of GAIH the Company agreed to issue to the respective sellers 240,000 shares and 27,667 shares of Common Stock, respectively, on a delayed delivery basis. In each case, such shares will be issued in reliance upon the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof.

     For additional information concerning such transactions and for information concerning the use of proceeds of the Company's IPO (Registration Statement No. 333-40617, effective June 12, 1998), see "Mangement's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Financial Statements included elsewhere herein.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the Predecessor Company (as defined below) for each of the three fiscal years ended April 25, 1997 are derived from audited financial statements. The selected financial data (Predecessor Company) for the one month ended May 30, 1997 are derived from the unaudited financial statements of HLMNA. The selected financial data for the year ended May 1, 1998 are derived from the audited consolidated financial statements of the Company, which reflect the results of operations of the Company for twelve months and the results of operations of HLMNA, HLMSE and HLMNW for the eleven month period from May 31, 1997 to May 1, 1998. The selected financial data for the year ended April 30, 1999 are derived from audited consolidated financial statements of the Company and the Managed Firms. All of the data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes included elsewhere herein.

                                                                  (PREDECESSOR COMPANY) (1)
                                                      --------------------------------------------------
                                                                      FOR THE YEAR ENDED
                                                      --------------------------------------------------
                                                          APRIL 30,        APRIL 26,        APRIL 25,
                                                            1995             1996             1997
                                                      ---------------- ---------------- ----------------
Revenue .............................................   $ 29,122,557     $ 28,554,424     $ 26,754,710
                                                        ------------     ------------     ------------
Costs and Expenses:
Direct cost of revenue ..............................     15,685,671       14,261,952       13,376,251
Operating costs .....................................     14,098,729       13,104,278       12,414,739
ESOP expenses .......................................        573,837          584,202          408,765
Amortization on intangible assets ...................          5,952           99,145          107,670
                                                        ------------     ------------     ------------
Total costs and expenses ............................     30,364,189       28,049,577       26,307,425
                                                        ------------     ------------     ------------
Income (loss) from operations .......................     (1,241,632)         504,847          447,285
                                                        ------------     ------------     ------------
Other income (expense)
Net interest ........................................       (142,744)        (383,552)        (396,007)
Non-operating income (expense) ......................        428,475          850,273          285,635
                                                        ------------     ------------     ------------
Total other income (expense) ........................        285,731          466,721         (110,372)
                                                        ------------     ------------     ------------
Income (loss) before income taxes, minority
  interest and extraordinary item ...................       (955,901)         971,568          336,913
Income tax expense (benefit) ........................       (360,080)         435,459          219,799
                                                        ------------     ------------     ------------
Net income (loss) before minority interest and
  extraordinary item ................................       (595,821)         536,109          117,114
Minority interest in earnings .......................             --               --               --
                                                        ------------     ------------     ------------
Net income (loss) before extraordinary item .........       (595,821)         536,109          117,114
Extraordinary item for early extinguishment of
  debt, net of tax of $171,842 ......................             --               --               --
                                                        ------------     ------------     ------------
Net income (loss) ...................................   $   (595,821)    $    536,109     $    117,114
                                                        ============     ============     ============
NET INCOME PER SHARE (3)
  Basic .............................................
  Diluted ...........................................
NET INCOME PER SHARE BEFORE
  EXTRAORDINARY ITEM
  Basic .............................................
  Diluted ...........................................
NUMBER OF SHARES USED TO COMPUTE
  PER SHARE DATA
  Basic .............................................
  Diluted ...........................................
SUPPLEMENTAL NET INCOME PER SHARE (6):
  NET INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM
  Basic .............................................
  Diluted ...........................................
NET INCOME PER SHARE ................................
  Basic .............................................
  Diluted ...........................................
NUMBER OF SHARES USED TO COMPUTE
  PER SHARE DATA
  Basic .............................................
  Diluted ...........................................
BALANCE SHEET DATA:
Working capital (deficiency) ........................   $ (1,029,547)    $ (1,620,488)    $ (1,902,363)
Total assets ........................................     10,519,859       12,577,992       12,874,503
Long-term debt ......................................        840,302          564,577          103,792
Deferred income taxes ...............................
Total liabilities ...................................     10,690,072       11,819,796       11,670,962
Minority interest ...................................
Warrants outstanding ................................
Stockholders' equity (deficiency) (5) ...............       (170,213)         758,196        1,203,541



                                                        (PREDECESSOR
                                                        COMPANY) (1)              HLM DESIGN
                                                      ----------------           CONSOLIDATED
                                                                               FOR THE YEAR ENDED
                                                          ONE MONTH    ---------------------------------
                                                            ENDED
                                                           MAY 30,           MAY 1,         APRIL 30,
                                                            1997            1998 (2)          1999
                                                      ---------------- ----------------- --------------
Revenue .............................................   $  2,233,036     $29,296,690      $37,757,653
                                                        ------------     -----------      -----------
Costs and Expenses:
Direct cost of revenue ..............................        898,979      13,124,743       17,911,395
Operating costs .....................................      1,163,141      13,465,102       16,848,453
ESOP expenses .......................................
Amortization on intangible assets ...................          9,571         147,269          262,275
                                                        ------------     -----------      -----------
Total costs and expenses ............................      2,071,691      26,737,114       35,022,123
                                                        ------------     -----------      -----------
Income (loss) from operations .......................        161,345       2,559,576        2,735,530
                                                        ------------     -----------      -----------
Other income (expense)
Net interest ........................................        (36,951)     (1,027,368)        (719,611)
Non-operating income (expense) ......................             --         (69,955)              --
                                                        ------------     -----------      -----------
Total other income (expense) ........................        (36,951)      1,097,323         (719,611)
                                                        ------------     -----------      -----------
Income (loss) before income taxes, minority
  interest and extraordinary item ...................        124,394       1,462,253        2,015,919
Income tax expense (benefit) ........................         43,000         683,897          942,707
                                                        ------------     -----------      -----------
Net income (loss) before minority interest and
  extraordinary item ................................         81,394         778,356        1,073,212
Minority interest in earnings .......................             --              --              326
                                                        ------------     -----------      -----------
Net income (loss) before extraordinary item .........         81,394         778,356        1,072,886
Extraordinary item for early extinguishment of
  debt, net of tax of $171,842 ......................             --              --          280,849
                                                        ------------     -----------      -----------
Net income (loss) ...................................   $     81,394     $   778,356      $   792,037
                                                        ============     ===========      ===========
NET INCOME PER SHARE (3)
  Basic .............................................                    $      1.12      $      0.39
                                                                         ===========      ===========
  Diluted ...........................................                    $       .91      $      0.39
                                                                         ===========      ===========
NET INCOME PER SHARE BEFORE
  EXTRAORDINARY ITEM
  Basic .............................................                                     $      0.52
                                                                                          ===========
  Diluted ...........................................                                     $      0.52
                                                                                          ===========
NUMBER OF SHARES USED TO COMPUTE
  PER SHARE DATA
  Basic .............................................                        697,255        2,315,878
                                                                         ===========      ===========
  Diluted ...........................................                        854,453        2,315,878
                                                                         ===========      ===========
SUPPLEMENTAL NET INCOME PER SHARE (6):
  NET INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM
  Basic .............................................                    $      0.78
                                                                         ===========
  Diluted ...........................................                    $      0.70
                                                                         ===========
NET INCOME PER SHARE ................................
  Basic .............................................                    $      0.57
                                                                         ===========
  Diluted ...........................................                    $      0.51
                                                                         ===========
NUMBER OF SHARES USED TO COMPUTE
  PER SHARE DATA
  Basic .............................................                      1,305,774
                                                                         ===========
  Diluted ...........................................                      1,462,976
                                                                         ===========
BALANCE SHEET DATA:
Working capital (deficiency) ........................   $ (2,238,531)    $  (273,084)     $ 5,121,975
Total assets ........................................     17,639,673      17,582,948       27,474,242
Long-term debt ......................................      2,476,008       4,164,401        5,672,379
Deferred income taxes ...............................                                       1,325,138
Total liabilities ...................................     16,354,738      16,503,261       18,470,172
Minority interest ...................................                                          21,930
Warrants outstanding ................................                        114,932(4)         1,200
Stockholders' equity (deficiency) (5) ...............      1,284,935         964,755        8,980,940

---------
(1) The "Predecessor Company" is HLMNA.

(2) Includes information for HLMNA, HLMSE and HLMNW for the eleven months from May 31, 1997 to May 1, 1998 on a consolidated basis. The Company's operations for the month ended May 30, 1997 reflected herein include no revenues or expenses.

(3) Historical net income per share is not presented, as the historical capital structure of the Company prior to the Offering is not comparable with the capital structure of the Company after the Offering.

(4) Reflects in part Warrants held by Pacific Capital, L.P. ("Pacific") as of May 1, 1998. Pacific exercised its Warrants in June 1998 immediately prior to the effective date of the Registration Statement with respect to the Offering.

(5) Neither the Company nor the Predecessor Company has paid cash dividends from May 1, 1992 to May 1, 1998.

(6) Supplemental net income per share has been prepared based upon the shares outstanding giving effect to the issuance of common stock related to the Offering pro rata for Common Stock used to pay certain indebtedness. In addition, net income has been adjusted to give effect to the Offering and the May 1997 merger transaction described in Note 2 to Consolidated Financial Statements as if the transactions had occurred at the beginning of fiscal 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and the Predecessor Company's financial statements and the related notes thereto included elsewhere herein.


OVERVIEW

     The Company is a management company which enters into management and services relationships with full-service architectural, engineering and planning firms. Currently, the Company has entered into Management and Services Agreements with eight Managed Firms. These Managed Firms operate in twelve offices, Atlanta, Georgia, Iowa City, Iowa, Chicago, Illinois, Orlando, Florida, Bethesda, Maryland, Denver, Colorado, Sacramento, California, Dallas, Texas, Philadelphia, Pennsylvania, Portland, Oregon, Charlotte, North Carolina and London, UK. The Company is headquarted in Charlotte, North Carolina. A full service AEP Firm provides a spectrum of services in various specialties to customers through a broad range of professionals, including architectural, mechanical, electrical, structural and civil engineers, landscape architects, interior designers and construction administration personnel.

RESULTS OF OPERATIONS

     As a result of the acquisition of HLMNA and the consummation of the Company's Management and Services Agreements and Stockholders' Agreements, the discussion and analysis of results of operations for the years ended May 1, 1998 and April 25, 1997 are presented on a pro forma basis that reflects the acquisition of the assets of HLMNA and the consummation of the Management and Services Agreements and Stockholders' Agreements as though they occurred at the beginning of the respective periods.



                                                                                  PRO FORMA       PRO FORMA
                                                                                  APRIL 25,         MAY 1,        APRIL 30,
                                                                                     1997            1998            1999
                                                                               --------------- --------------- ---------------
Revenue ......................................................................  $ 26,754,710    $ 31,529,726    $ 37,757,653
Consultant and project expenses ..............................................     6,757,958       6,689,555       9,771,935
                                                                                ------------    ------------    ------------
Net production income ........................................................    19,996,752      24,840,171      27,985,718
                                                                                ------------    ------------    ------------
Direct labor .................................................................     6,618,293       7,334,167       8,139,460
Operating costs ..............................................................    12,031,739      14,638,291      16,848,453
Amortization of intangible assets ............................................       168,000         172,124         262,275
                                                                                ------------    ------------    ------------
Total costs and expenses .....................................................    18,818,032      22,144,582      25,250,188
                                                                                ------------    ------------    ------------
Income from operations .......................................................     1,178,720       2,695,589       2,735,530
Other income (expense)
Interest expense .............................................................    (1,096,509)     (1,124,357)       (719,611)
Non-operating income .........................................................       292,137              --              --
                                                                                ------------    ------------    ------------
Total other expense ..........................................................      (804,372)     (1,124,357)       (719,611)
                                                                                ------------    ------------    ------------
Income before income taxes, minority interest and extraordinary item .........       374,348       1,571,232       2,015,919
Income tax expense ...........................................................       298,378         714,897         942,707
                                                                                ------------    ------------    ------------
Net income before minority interest and extraordinary item ...................        75,970         856,335       1,073,212
Minority interest in earnings ................................................            --              --             326
                                                                                ------------    ------------    ------------
Net income before extraordinary item .........................................        75,970         856,335       1,072,886
Extraordinary item for early extinguishment of debt, net of tax of $171,842...            --              --         280,849
                                                                                ------------    ------------    ------------
Net income ...................................................................  $     75,970    $    856,335    $    792,037
                                                                                ============    ============    ============

     FISCAL 1999 COMPARED TO FISCAL 1998

     Revenues were $37.8 million in fiscal 1999 as compared to $31.5 million in fiscal 1998, which is a 19.8% increase. This increase is attributable primarily to the acquisition of JPJ in October 1998. This increase is partially offset by the Company's change in its fiscal year end date from the last Friday in April to the Friday nearest the end of April. This change resulted in one week less revenues for the fiscal year 1999 as compared to the fiscal year 1998.

     Direct costs primarily include consultant costs and reimbursable project expenses. Direct costs were $9.8 million, or 25.9% of revenues, in fiscal 1999 as compared to $6.7 million, or 21.2% of revenues, in fiscal 1998. This increase as a percent of revenues is due to the Company's increased use of consultant expenses to meet project requirements. The increase is primarily due to JPJ's use of consultants in the period from November 1998 to April 1999. Management believes that JPJ will continue to use consultants which will cause direct costs as a percent of revenues to increase in future periods as JPJ consultant expenses are reflected for a twelve month period.

     Direct labor cost was $8.1 million, or 29.1% of net production income, in fiscal 1999 as compared to $7.3 million, or 29.5% of net production income, in fiscal 1998. This decrease as a percent of net production income is principally due to continued improvement in productivity as a result of the Company's increased focus on cost containment for each project.

     Operating costs were $16.8 million, or 60.2% of net production income, in fiscal 1999 as compared to $14.6 million, or 58.9% of net production income, in fiscal 1998. This increase as a percent of net production income is principally due to expenses associated with being a public company and depreciation and amortization expenses associated with property and equipment, partially offset by a decrease in legal expenses.

     Amortization of intangible assets was $0.3 million in fiscal 1999 as compared to $0.2 million in fiscal 1998. This increase is attributable to amortization expense arising from the acquisition of JPJ and GAIH in October 1998 and January 1999, respectively. See Note 2 to the Consolidated Financial Statements included elsewhere herein.

     Interest expense was $0.7 million in fiscal 1999 and $1.1 million in fiscal 1998. This decrease is principally due to the Company's IPO in June 1998 whereby the Company repaid approximately $3.0 million in debt from the proceeds of the Offering. This decrease is partially offset by increased borrowings in the last six months of fiscal 1999 as a result of the Company's acquisition of JPJ and GAIH in October 1998 and January 1999, respectively.

     Income tax expense was $0.9 million and $0.7 million for fiscal 1999 and fiscal 1998, respectively. The effective income tax rate was 47% and 46% for fiscal 1999 and fiscal 1998, respectively. The effective rate is higher primarily due to increased goodwill amortization.

     Extraordinary item for early extinguishment of debt was $0.3 million in fiscal 1999. In June 1998, the early extinguishment of indebtedness to Pacific, Equitas, L.P. and Berthel Fisher & Company Financial Services, Inc. resulted in an extraordinary charge of $280,849, net of income taxes of $171,842, that consisted of write-off of related unamortized financing costs.


     FISCAL 1998 COMPARED TO FISCAL 1997

     Revenues were $31.5 million in fiscal 1998 as compared to $26.8 million in fiscal 1997, which is an increase of 17.8%. This increase is attributable to management's stronger focus on marketing efforts during the fiscal year ended 1998.

     Direct costs primarily include consultant cost and reimbursable project expenses. Direct costs were $6.7 million, or 21.2% of revenues, in fiscal 1998 as compared to $6.8 million, or 25.3% of revenues, in fiscal 1997. This decrease as a percent of net production income is principally due to a decrease in consultant costs to meet project requirements.

     Direct labor cost was $7.3 million, or 29.5% of net production income, in fiscal 1998 as compared to $6.6 million, or 33.1% of net production income, in fiscal 1997. This decrease as a percent of net production income is due to improved productivity as a result of management's closer monitoring of each project.

     Operating expenses were $14.6 million, or 58.9% of net production income, in fiscal 1998 as compared to $12.0 million, or 60.2% of net production income in fiscal 1997. The decrease as a percent of net production income is primarily due to decreased professional and general insurance costs during fiscal 1998.

     Amortization of intangible assets were $0.2 million in both fiscal 1998 and 1997. The amortization expense relates to the goodwill arising from the acquisition of HLMNA. See Note 2 to the Consolidated Financial Statements included elsewhere herein.

     Interest expense was $1.1 million in both fiscal 1998 and 1997.

     Non-operating income was $0.3 million in fiscal 1997. The Company reported no non-operating income in fiscal 1998. Non-operating income in 1997 is principally due to the gain on a lease termination as a result of the cumulative excess of lease expense over the lease payments made as of the termination dates. In fiscal 1997, terminated facility leases resulted in a gain of $0.3 million.

     Income tax expense was $0.7 million in fiscal 1998 as compared to $0.3 million in fiscal 1997. The effective income tax rate was 46% in fiscal 1998 as compared to 80% in fiscal 1997. The effective income tax rate was higher in fiscal 1997 principally due to nondeductible penalties in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1999, the Company's current assets of $16.6 million exceeded current liabilities of $11.5 million resulting in working capital of $5.1 million. During the year ended April 30, 1999, the Company used $0.9 million in cash from operating activities, primarily related to the increase in costs and estimated earnings in excess of compared to billings on uncompleted contracts and decreases in income taxes and accounts payable that were partially offset by decreases in accounts receivable and prepaid and other assets. The Company used $2.5 million for investing activities, primarily the cash payment for the purchase of JPJ, net of cash acquired, and to a lesser extent, the purchase of equipment and the acquisition of GAIH. On October 30, 1998, the Company purchased all the issued and outstanding stock of JPJ for $2.4 million in cash ($1.3 million net of cash acquired), promissory notes bearing interest at seven percent in the aggregate principal amount of $1.2 million and an aggregate of 240,000 shares of Common Stock (to be issued on a delayed delivery basis). In addition, on January 29, 1999, the Company purchased GAIH for $0.4 million in cash, promissory notes bearing interest at seven percent in the aggregate principal amount of $0.7 million and an aggregate of 27,667 shares of Common Stock (to be issued on a delayed delivery basis). The Company generated $3.6 million from financing activities, primarily from the completion of its IPO. The Company received $5.92 million in net proceeds after giving effect to payment of underwriters' discount and other expenses) from the sale of 1,200,000 of Common Stock sold at an aggregate price of $7.2 million. The net proceeds were used to repay certain indebtedness of $0.75 million due to Berthel Fisher & Company Leasing, Inc., $2.0 million due to Pacific and Equitas, L.P., and $0.2 million due to employee stockholders. The Company used the remaining net proceeds of $2.97 million for the acquisition of JPJ and GAIH as described above, and to a lesser extent, for general corporate purposes.

     The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As the management company, the Company will be responsible for the financing of working capital growth, capital growth and other cash needs of the Managed Firms. See "Business -- HLM Design Operations -- Management and Services Agreements". On March 26, 1999, the Company increased its revolving line of credit with First Charter National Bank from $3.0 million to $5.0 million. At April 30, 1999, the Company had outstanding borrowings thereunder of $3.1 million. The revolving line of credit is secured by, among other things, a security interest in all accounts receivable. Any outstanding balance under this loan bears interest at prime plus one percent. This loan matures on June 30, 2000.

     The Company believes that for present operations, the existing line of credit and anticipated funds from future operations will be sufficient to meet the Company's operating needs for at least the next twelve months. However, in order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its ability to implement its growth strategy will be adversely affected.

     The Company's operations are professional services and as such are not capital intensive. However, in order to enhance productivity, the Company has increased its purchase of computer hardware and software. The Company currently has no material commitments for purchases of additional equipment. Capital expenditures during fiscal 1999 were $0.8 million.


SEASONALITY

     The Company's operations are not seasonal in nature.


EFFECTS OF INFLATION

     Due to the relatively low levels of inflation in fiscal years 1997, 1998 and 1999, inflation did not have a significant effect on the Company's results of operations for those periods.


YEAR 2000 COMPLIANCE

     Many computer systems will not be able to process dates beyond 1999 and will need to be modified or replaced prior to the year 2000. Many of the Company's information technology purchases were made after January 1997 and management believes the Company's internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. Year 2000 issues are also addressed as the Company's network and internal systems are upgraded in the normal course of business. As of April 30, 1999, the Company's expenditures towards year 2000 compliance has been minimal and it does not expect its additional expenditures directly related to year 2000 compliance to exceed $100,000. Management continually reassesses the estimated costs and status of the Company's year 2000 compliance effort.

     The Company began conducting verification testing of all its internal information technology and information systems in 1998. The testing is a multi-phased process which includes, but is not limited to, simulating several key dates and times in the year 2000 and performing normal daily activities. The infrastructure, servers and workstations, as well as primary software systems, have been tested and validated using this process. The final phase of testing is scheduled to be completed in October 1999.

     While management believes that its hardware and software applications are year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. The Company is monitoring all key vendors and suppliers for year 2000 compliance by various methods including, but not limited to, gathering information from a detailed survey sent by the Company to each key vendor. Most of the Company's significant suppliers and vendors have advised the Company that they are, or anticipate being, year 2000 compliant. If, however, other software applications of other suppliers or of local exchange carriers, long distance carriers, service providers, competitive access providers, or others on whose services the Company depends are not year 2000 compliant, a material adverse effect on the Company's financial condition and results of operations could result. The Company is not aware of any significant vendor who may be unable to provide services to the Company as a result of year 2000 non-compliance. The Company currently has a disaster recovery plan in place which will serve as a foundation for its contingency plan in the event some suppliers and vendors are not year 2000 compliant. The full contingency plan is currently being developed and will be complete late in 1999.

SIGNIFICANT MATERIALITY OF GOODWILL

     Goodwill represents the excess purchase price over the estimated fair value of tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at May 1, 1998 was $2.4 million and at April 30, 1999 was $7.3 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 13.6% and 251.5%, respectively, at May 1, 1998, and 27.6% and 81.8%, respectively, at April 30, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 15 years. Accordingly, we are amortizing goodwill over a 15 year period for HLMNA and a 25 year period for both JPJ and GAIH. Earnings reported in periods immediately following an acquisition would be overstated if the Company attributed a 15 or 25 year benefit to an intangible asset that should have had a shorter benefit period. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely and there is no persuasive evidence that any material portion will dissipate over a period shorter than 15 and 25 years, respectively. We expect to incur additional goodwill in future acquisitions.


NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Effective April 30, 1999, the Company adopted SFAS No. 131 which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company operates in one segment which provides architectural, engineering and planning services.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities." This Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement will become effective for the Company beginning April 2001. However, the Company has elected earlier application of all of the provisions of this Statement beginning January 30, 1999. The implementation of the provisions of this Statement did not have an impact on the Company's financial statements for the year ended April 30, 1999.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has limited exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place a $5,000,000 line of credit, which bears interest at the prime rate of the lender plus one percent. At April 30, 1999, the Company had borrowings under this line of credit of $3,118,336 and the effective interest rate at that date was 8.75%. While changes in the prime rate could affect the cost of funds borrowed in the future, the Company believes the effect, if any, of reasonably forseeable near-term changes in interest rates on the Company's financial conditions, results of operations and cash flows would not be material.

     The Company has no other material exposure to market risk sensitive instruments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Information which appears on F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item with respect to the Company's directors and executive officers and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with
Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference of all information under the captions entitled "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement (to be filed hereafter) for the Company's Annual Meeting of the Stockholders to be held on September 22, 1999 (the "Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is furnished by incorporation by reference of all information under the caption entitled "Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is furnished by incorporation by reference of all information under the caption "General -- Equity Security Ownership" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is furnished by incorporation by reference of all information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The exhibits and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein to documents previously filed as exhibits to other filings with the Commission, are:

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

     (b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

   EXHIBIT
     NO.      DESCRIPTION
------------- ------------------------------------------------------------------------------------------------------------------
      3.1*    Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the
              Registration Statement on Form S-1 (SEC File No. 333-40617) (the "Form S-1")).
      3.2*    Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 to the Form S-1).
      4.1*    Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).
      4.2*    Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Form S-1).
      4.3*    Registration Rights Agreement dated as of May 30, 1997 by and among the Company, Pacific Capital, L.P. and
              Equitas, L.P. (incorporated by reference to Exhibit 4.3 to the Form S-1).
      4.4*    Registration Rights Agreement dated as of September 10, 1997 by and among the Company and Berthel Fisher
              & Company Leasing, Inc. (incorporated by reference to Exhibit 4.4 to the Form S-1).
    10.1*1    Management and Services Agreement dated as of May 29, 1997 by and between Hansen Lind Meyer Inc. (now
              HLMNA) and the Company (incorporated by reference to Exhibit 10.1 to the Form S-1).
    10.2*1    Management and Services Agreement dated as of May 29, 1997 by and between HLM of North Carolina, P.C.
              (now HLMSE) and the Company (incorporated by reference to Exhibit 10.2 to the Form S-1).
    10.3*1    Management and Services Agreement dated as of May 29, 1997 by and between HLM of Oregon, Architecture and Planning, P.C. (now HLMNW) and the Company (incorporated by reference to Exhibit 10.3 to the Form
              S-1).
    10.4*2    Stockholders' Agreement dated as of May 29, 1997 by and among Joseph M. Harris, Vernon B. Brannon and
              Hansen Lind Meyer Inc. (now HLMNA) (incorporated by reference to Exhibit 10.4 to the Form S-1).
    10.5*2    Stockholders' Agreement dated as of May 29, 1997, by and among Joseph M. Harris, Vernon B. Brannon,
              Phillip J. Antis and HLM of North Carolina, P.C. (now HLMSE) (incorporated by reference to Exhibit 10.5 to the Form S-1).
    10.6*2    Stockholders' Agreement dated as of May 29, 1997 by and among Joseph M. Harris, Vernon B. Brannon,
              Viktor A. Lituczy and HLM of Oregon, Architecture and Planning, P.C. (now HLMNW) (incorporated by reference to Exhibit 10.6 to the Form S-1).
    10.7*     Security Escrow Agreement among the Company, certain security holders and First Union National Bank, as escrow agent (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the
              fiscal year ended May 1, 1998 (the "1998 Form 10-K")).
    10.8*     Note Purchase Agreement dated as of May 30, 1997 by and among the Company, Hansen Lind Meyer Inc., BBH
              Corp., Pacific Capital, L.P., and Equitas, L.P. (incorporated by reference to Exhibit 10.8 to the Form S-1).
    10.9*     Promissory Note A-1 dated as of May 30, 1997 by the Company, in favor of Pacific Capital, L.P. (incorporated by reference to Exhibit 10.9 to the Form S-1).
    10.10*    Promissory Note A-2 dated as of May 30, 1997 by the Company in favor of Equitas, L.P. (incorporated by reference to Exhibit 10.10 to the Form S-1).
    10.11*    Collateral Assignment of Contract Rights dated as of May 30, 1997 by and between the Company, and Pacific
              Capital, L.P. and Equitas, L.P. (incorporated by reference to Exhibit 10.11 to the Form S-1).
    10.12*    Security Agreement dated as of May 30, 1997 by and between the Company, and Pacific Capital, L.P. and
              Equitas, L.P. (incorporated by reference to Exhibit 10.12 to the Form S-1).
    10.13*    Affiliate Promissory Note dated May 30, 1997 by BBH Corp. in favor of the Company (incorporated by reference to Exhibit 10.13 to the Form S-1).
    10.14*    Collateral Assignment of Promissory Note dated as of May 30, 1997 by and between the Company, and Pacific
              Capital, L.P. and Equitas, L.P. (incorporated by reference to Exhibit 10.14 to the Form S-1).
    10.15*    Unconditional Guaranty dated as of May 30, 1997 by and between Hansen Lind Meyer Inc. and BBH Corp. in favor of Pacific Capital, L.P. and Equitas, L.P. (incorporated by reference to Exhibit 10.15 to the Form S-1).
    10.16*    Guaranty dated as of May 30, 1997 by Joe Harris in favor of Pacific Capital, L.P. and Equitas, L.P. (incorporated by reference to Exhibit 10.16 to the Form S-1).
    10.17*    Guaranty dated as of May 30, 1997 by Vernon Brannon in favor of Pacific Capital, L.P. and Equitas, L.P.
              (incorporated by reference to Exhibit 10.17 to the Form S-1).
    10.18*    Noncompetition Agreement dated as of May 30, 1997 by and between the Company, Hansen Lind Meyer Inc.
              and Joseph M. Harris (incorporated by reference to Exhibit 10.18 to the Form S-1).
    10.19*    Noncompetition Agreement dated as of May 30, 1997 by and between the Company, Hansen Lind Meyer Inc.
              and Vernon B. Brannon (incorporated by reference to Exhibit 10.19 to the Form S-1).
    10.20*    Guaranty (Limited in Amount) dated as of May 30, 1997 by and among Vernon B. Brannon, Joseph M. Harris, and a former director (incorporated by reference to Exhibit 10.20 to the Form S-1).
 10.20.1*     Addendum B to Lease Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company
              Leasing, Inc. and Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.20.1 to the Form S-1).
 10.20.2*     Letter Agreement dated as of January 9, 1998 amending the Berthel Lease (incorporated by reference to
              Exhibit 10.20.2 to the Form S-1).

  EXHIBIT
    NO.     DESCRIPTION
----------- --------------------------------------------------------------------------------------------------------------------
10.21*      Security Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company Leasing, Inc. and
            Hansen Lind Meyer Inc. (incorporated by reference to Exhibit 10.21 to the Form S-1).
10.22*      Lease Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company Leasing, Inc. and
            Hansen Lind Meyer Inc. (the "Berthel Lease") (incorporated by reference to Exhibit 10.22 to the Form S-1).
10.23*      HLM Design, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.23 to the 1998 Form 10-K).
10.24*      HLM Design, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the 1998
            Form 10-K).
10.25*      Employment Agreement between the Company and Joseph M. Harris, as amended to date (incorporated by reference to Exhibit 10.25 to the Form S-1).
10.26*      Employment Agreement between the Company and Vernon B. Brannon, as amended to date (incorporated by reference to Exhibit 10.26 to the Form S-1).
10.27*      Promissory Note dated as of May 30, 1997 issued by the Company in favor of First Charter National Bank
            (incorporated by reference to Exhibit 10.27 to the Form S-1).
10.28*      First Amendment to Management and Services Agreement dated as of May 29, 1997 by and between HLM
            Design of Northamerica, Inc. (formerly Hansen Lind Meyer Inc.) and the Company (incorporated by reference to
            Exhibit 10.28 to the Form S-1).
10.29*      First Amendment to Management and Services Agreement dated as of May 29, 1997 by and between HLM
            Design of the Southeast, P.C. (formerly HLM of North Carolina, P.C.) and the Company (incorporated by reference to Exhibit 10.29 to the Form S-1).
10.30*      First Amendment to Management and Services Agreement dated as of May 29, 1997 by and between HLM
            Design of the Northwest, Architecture, Engineering and Planning, P.C. (formerly HLM of Oregon Architecture and Planning, P.C.) and the Company (incorporated by reference to Exhibit 10.30 to the Form S-1).
10.31*      Statutory Incentive Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option Plan between the Company and Joseph M. Harris (incorporated by reference to Exhibit 10.31 to the 1998
            Form 10-K).
10.32*      Statutory Incentive Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option Plan between the Company and Vernon B. Brannon (incorporated by reference to Exhibit 10.32 to the 1998
            Form 10-K).
10.33*      Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Plan between the
            Company and Joseph M. Harris (incorporated by reference to Exhibit 10.33 to the 1998 Form 10-K).
10.34*      Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option Plan between the Company and Vernon B. Brannon (incorporated by reference to Exhibit 10.34 to the 1998 Form 10-K).
10.35*      Stockholders Agreement dated as of July 29, 1997 among the Company, Joseph M. Harris, Vernon B. Brannon,
            Pacific Capital, L.P., Equitas, L.P., Clay Caroland, Shannon LeRoy, and a former director (incorporated by reference to Exhibit 10.35 to the Form S-1).
10.36*      Promissory Note dated as of December 10, 1996 issued by Hansen Lind Meyer, Inc. in favor of First Charter
            National Bank (incorporated by reference to Exhibit 10.36 to the Form S-1).
10.37*      Modification and Extension Agreement dated as of June 2, 1997 between First Charter National Bank and
            Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.37 to the Form S-1).
10.38*      Commercial Guaranty dated as of May 30, 1997 by Hansen Lind Meyer, Inc. in favor of First Charter National
            Bank (incorporated by reference to Exhibit 10.38 to the Form S-1).
10.39*      Security Agreement dated as of June 2, 1997 between Hansen Lind Meyer, Inc. and First Charter National Bank
            (incorporated by reference to Exhibit 10.39 to the Form S-1).
10.40*      Commercial Security Agreement dated as of May 30, 1997 between Hansen Lind Meyer, Inc. and First Charter
            National Bank (incorporated by reference to Exhibit 10.40 to the Form S-1).
10.41*      Subordination Agreement dated as of May 30, 1997 among Berthel Fisher & Company Leasing, Inc., First
            Charter National Bank, the Company and Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.41 to the Form S-1).
10.42*      Note and Security Agreement dated as of September 10, 1997 by and among the Company, Hansen Lind Meyer,
            Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date
            (incorporated by reference to Exhibit 10.42 to the Form S-1).
10.43*      Note and Security Agreement dated as of September 16, 1997 by and among the Company, Hansen Lind Meyer,
            Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date
            (incorporated by reference to Exhibit 10.43 to the Form S-1).
10.44*      Intercreditor Agreement dated as of September 10, 1997 between and among Berthel Fisher & Company
            Leasing, Inc., Pacific Capital, L.P. and Equitas L.P. (incorporated by reference to Exhibit 10.44 to the Form S-1).
10.45*      Commercial Guaranty dated as of May 30, 1997 by Joseph M. Harris in favor of First Charter National Bank
            (relating to Promissory Note of the Company of even date therewith) (incorporated by reference to Exhibit 10.45 to the Form S-1).

  EXHIBIT
    NO.     DESCRIPTION
----------- ----------------------------------------------------------------------------------------------------------------
10.46*      Commercial Guaranty dated as of May 30, 1997 by Vernon B. Brannon in favor of First Charter National Bank
            (relating to Promissory Note of the Company of even date therewith) (incorporated by reference to Exhibit 10.46 to the Form S-1).
10.47*      Modification and Extension Agreement dated as of May 30, 1998 between First Charter National Bank and the
            Company (incorporated by reference to Exhibit 10.47 to the Form S-1).
10.48*      Modification and Extension Agreement dated as of May 30, 1998 between First Charter National Bank and
            Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.48 to the Form S-1).
10.49*      Lease Agreement dated as of December 18, 1995 between CTHL Properties and Hanson Lind Meyer, Inc.
            (incorporated by reference to Exhibit 10.49 to the Form S-1).
10.50*      Promissory Note dated as of March 20, 1997 issued by Hansen Lind Meyer, Inc. in favor of Joseph M. Harris, as extended to date (incorporated by reference to Exhibit 10.50 to the Form S-1).
10.51*      Promissory Note dated as of March 20, 1997 issued by Hansen Lind Meyer, Inc. in favor of Vernon B. Brannon, as extended to date (incorporated by reference to Exhibit 10.51 to the Form S-1).
10.52*      Guaranty dated as of December 10, 1996 by Joseph M. Harris in favor of First Charter National Bank (relating to Promissory Note of Hansen Lind Meyer, Inc. of even date therewith) (incorporated by reference to
            Exhibit 10.52 to the Form S-1).
10.53*      Guaranty dated as of December 10, 1996 by Vernon B. Brannon in favor of First Charter National Bank (relating to Promissory Note of Hansen Lind Meyer, Inc. of even date therewith) (incorporated by reference to
            Exhibit 10.53 to the Form S-1).
10.54*      Common Stock Purchase Warrant dated as of May 30, 1997 issued to Pacific Capital, L.P. (incorporated by reference to Exhibit 10.54 to the Form S-1).
10.55*      Second Amendment to Management and Services Agreement dated as of June 5, 1998 by and between HLM
            Design of Northamerica, Inc. and the Company (incorporated by reference to Exhibit 10.55 to the Form S-1).
10.56*      Second Amendment to Management and Services Agreement dated as of June 5, 1998 by and between HLM
            Design of the Southeast, P.C. and the Company (incorporated by reference to Exhibit 10.56 to the Form S-1).
10.57*      Second Amendment to Management and Services Agreement dated as of June 5, 1998 by and between HLM
            Design of the Northwest, Architecture, Engineering and Planning, P.C. and the Company (incorporated by reference to Exhibit 10.57 to the Form S-1).
10.58*      Letter Agreement among Messrs. Harris and Brannon, Berthel Leasing and the Company (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.59       Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option Plan between the Company and Fred Pounds.
10.60       Promissory Note made by the Company in favor of First Charter National Bank dated as of March 26, 1999.
10.61*      Stock Purchase Agreement dated as of October 30, 1998 among the Company, Bill D. Smith, FAIA, Walter J.
            Viney, AIA, Richard E. Morgan, AIA, Weldon W. Nash, Jr., FCSI, Ken G. Rowley, AIA, Douglas R. Bissell,
            AIA, Paul H. Woodard, AIA, Jan G. Blackmon, FAIA, and JPJ Architect, Inc. (incorporated by reference to
            Exhibit 99.1 to the Company's Form 8-K filed on November 16, 1998).
21.1        Subsidiaries of the Company.
   23       Consent of Deloitte & Touche LLP.
   27       Financial Data Schedule.
99.1        Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

---------
* Incorporated by reference to documents previously filed as exhibits to other filings with the Commission.

1 The Company has entered into substantially identical Management and Services
  Agreements with each of its other Managed Firms -- HLMMW, HLMMA, HLMNE, JPJ and GAIH (in addition to those filed as Exhibits 10.1, 10.2 and 10.3).

2 The other Managed Firms -- HLMMW, HLMMA and HLMNE (but not including JPJ and
  GAIH, which are subsidiaries of the Company) have entered into substantially identical Stockholders' Agreements with their respective individual stockholders (in addition to those filed as Exhibits 10.4, 10.5 and 10.6).

                        INDEX TO FINANCIAL INFORMATION



                                                                                            PAGE
                                                                                           -----
HLM DESIGN, INC. AND AFFILIATES:
 INDEPENDENT AUDITORS' REPORT ............................................................  F-2
 FINANCIAL STATEMENTS:
   Balance Sheets at May 1, 1998 and April 30, 1999 ......................................  F-3
   Statements of Income for the year ended April 25, 1997 (Predecessor), the one month ended May 30, 1997 (Predecessor), and the years ended May 1, 1998 (Consolidated) and
   April 30, 1999 (Consolidated)..........................................................  F-4
   Statements of Stockholders' Equity for the periods ended April 25, 1997 (Predecessor),
   May 1, 1998 and April 30, 1999 (Consolidated) .........................................  F-5
   Statements of Cash Flows for the year ended April 25, 1997 (Predecessor), the one month ended May 30, 1997 (Predecessor), and the years ended May 1, 1998
   (Consolidated) and April 30, 1999 (Consolidated) ......................................  F-6
   Notes to Consolidated Financial Statements ............................................  F-7

                         INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
HLM DESIGN, INC.
Charlotte, North Carolina

     We have audited the accompanying consolidated balance sheets of HLM Design, Inc. (the "Company") and Affiliates as of May 1, 1998 and April 30, 1999, and the related statements of income, stockholders' equity, and cash flows, for each of the years ended May 1, 1998 and April 30, 1999, and the statement of stockholders equity for the period from inception March 6, 1997 (inception) to April 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 1, 1998 and April 30, 1999 and the changes in stockholders' equity for the period from March 6, 1997 (inception) to May 1, 1998 and the year ended April 30, 1999 as well as the results of its operations and cash flows for each of the years ended May 1, 1998 and April 30, 1999 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
June 21, 1999
Charlotte, North Carolina


                         INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
HANSEN LIND MEYER INC.
Charlotte, North Carolina

     We have audited the accompanying statements of income, stockholders' equity, and cash flows of Hansen Lind Meyer Inc. ("HLMNA") for the year ended April 25, 1997. These financial statements are the responsibility of HLMNA's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the HLMNA financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended April 25, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
October 31, 1997
Charlotte, North Carolina

                        HLM DESIGN, INC. AND AFFILIATES

                                BALANCE SHEETS

                        MAY 1, 1998 AND APRIL 30, 1999

                                                                                             MAY 1, 1998    APRIL 30, 1999
                                                                                               (NOTE 1)        (NOTE 1)
                                                                                           --------------- ---------------
ASSETS
CURRENT ASSETS:
 Cash ....................................................................................  $    17,369    $   250,575
 Trade and other receivables, less allowance for doubtful accounts at May 1, 1998 and
   April 30, 1999 of $150,000 and $341,692, respectively .................................    6,089,929      8,311,068
 Costs and estimated earnings in excess of billings on uncompleted projects (Note 3) .....    5,234,468      7,550,247
 Prepaid expenses ........................................................................      724,010        397,245
 Refundable income taxes .................................................................           --         85,495
                                                                                            -----------    ------------
    Total current assets .................................................................   12,065,776     16,594,630
                                                                                            -----------    ------------
OTHER ASSETS:
 Deferred income taxes (Note 8) ..........................................................      465,601        557,845
 Goodwill, less amortization at May 1, 1998 and April 30, 1999 of 147,269 and
   $409,544, respectively (Note 2)........................................................    2,426,598      7,442,301
 Other noncurrent assets .................................................................      825,018        668,064
                                                                                            -----------    ------------
    Total other assets ...................................................................    3,717,217      8,668,210
                                                                                            -----------    ------------
PROPERTY AND EQUIPMENT:
 Leasehold improvements ..................................................................      782,609      1,114,337
 Furniture and fixtures ..................................................................    1,786,250      2,929,676
                                                                                            -----------    ------------
    Total property and equipment .........................................................    2,568,859      4,044,013
                                                                                            -----------    ------------
 Less accumulated depreciation ...........................................................     (768,904)    (1,832,611)
                                                                                            -----------    ------------
    Property and equipment, net ..........................................................    1,799,955      2,211,402
                                                                                            -----------    ------------
TOTAL ASSETS .............................................................................  $17,582,948    $27,474,242
                                                                                            ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable (Note 4) ..................................................................  $ 2,250,000
 Accounts payable ........................................................................    3,041,859    $ 4,853,283
 Accrued expenses ........................................................................    1,649,306      1,855,364
 Income taxes payable ....................................................................      215,950             --
 Billings in excess of costs and estimated earnings on uncompleted projects (Note 3) .....    3,008,023      3,179,882
 Deferred income taxes (Note 8) ..........................................................    1,517,146        529,757
 Current maturities of long-term debt (Note 4) ...........................................      656,576      1,054,369
                                                                                            -----------    ------------
    Total current liabilities ............................................................   12,338,860     11,472,655
                                                                                            -----------    ------------
LONG-TERM DEBT (Note 4) ..................................................................    4,164,401      5,672,379
                                                                                            -----------    ------------
Deferred Income Taxes (Note 8) ...........................................................           --      1,325,138
                                                                                            -----------    ------------
TOTAL LIABILITIES ........................................................................   16,503,261     18,470,172
                                                                                            -----------    ------------
MINORITY INTEREST (Note 1) ...............................................................           --         21,930
                                                                                            -----------    ------------
WARRANTS OUTSTANDING (Note 4) ............................................................      114,932          1,200
                                                                                            -----------    ------------
COMMITMENTS AND CONTINGENCIES (Note 5 and 6)
STOCKHOLDERS' EQUITY:
 Capital Stock
   Common, $ .001 par value, voting, authorized 9,000,000 shares; issued 776,134 and
    2,345,077, respectively (April 30, 1999, 267,667 shares will be issued on a delayed
    delivery schedule - Note 2) ..........................................................          776          2,345
   Preferred, $.10 par value, voting, authorized 1,000,000 shares, no shares outstanding .
 Additional paid in capital ..............................................................      185,623      7,408,864
 Retained earnings .......................................................................      778,356      1,570,393
 Foreign currency translation ............................................................           --           (662)
                                                                                            -----------    ------------
Total stockholders' equity ...............................................................      964,755      8,980,940
                                                                                            -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................  $17,582,948    $27,474,242
                                                                                            ===========    ============

                See Notes to Consolidated Financial Statements.

                        HLM DESIGN, INC. AND AFFILIATES


                              STATEMENTS OF INCOME


                          YEAR ENDED APRIL 25, 1997,
                 ONE MONTH ENDED MAY 30, 1997 (PREDECESSOR) AND
           YEARS ENDED MAY 1, 1998 AND APRIL 30, 1999 (CONSOLIDATED)



                                                                             (PREDECESSOR) (NOTE 1)
                                                                          ----------------------------
                                                                               YEAR        ONE MONTH
                                                                               ENDED         ENDED
                                                                          -------------- -------------
                                                                             APRIL 25,      MAY 30,
                                                                               1997           1997
                                                                          -------------- -------------
                                                                                          (UNAUDITED)
REVENUES (Note 1):
 Fee Income .............................................................  $24,839,560    $1,998,611
 Reimbursable income ....................................................    1,915,150       234,425
                                                                           -----------    ----------
   Total revenues .......................................................   26,754,710     2,233,036
                                                                           -----------    ----------
CONSULTANT EXPENSES .....................................................    4,857,891       192,862
                                                                           -----------    ----------
PROJECT EXPENSES:
 Direct expenses ........................................................      716,449        35,404
 Reimbursable expenses ..................................................    1,183,618        68,617
                                                                           -----------    ----------
   Total project expenses ...............................................    1,900,067       104,021
                                                                           -----------    ----------
NET PRODUCTION INCOME ...................................................   19,996,752     1,936,153
DIRECT LABOR ............................................................    6,618,293       602,096
INDIRECT EXPENSES .......................................................   12,931,174     1,172,712
                                                                           -----------    ----------
OPERATING INCOME ........................................................      447,285       161,345
                                                                           -----------    ----------
OTHER INCOME (EXPENSE):
 Interest income ........................................................        6,502            54
 Interest expense .......................................................     (402,509)      (37,005)
 Gain on lease termination (Note 5) .....................................      344,059
 Loss on sale of property ...............................................      (58,424)
                                                                           -----------
   Total other income (expense), net ....................................     (110,372)      (36,951)
                                                                           -----------    ----------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM.....      336,913       124,394
INCOME TAXES (Note 8):
 Current tax expense (benefit) ..........................................       (4,461)      (11,907)
 Deferred tax expense ...................................................      224,260        54,907
                                                                           -----------    ----------
   Total income tax expense .............................................      219,799        43,000
                                                                           -----------    ----------
NET INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM ..............      117,114        81,394
MINORITY INTEREST IN EARNINGS (NOTE 1) ..................................
NET INCOME BEFORE EXTRAORDINARY ITEM ....................................      117,114        81,394
EXTRAORDINARY ITEM FOR EARLY EXTINGUISHMENT OF DEBT,
 NET OF TAX BENEFIT OF $171,842 .........................................
NET INCOME ..............................................................  $   117,114    $   81,394
                                                                           ===========    ==========
NET INCOME PER SHARE (NOTE 1)
 Basic ..................................................................
 Diluted ................................................................
NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM ..........................
 Basic ..................................................................
 Diluted ................................................................
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA (NOTE 1)
 Basic ..................................................................
 Diluted ................................................................
SUPPLEMENTAL NET INCOME PER SHARE (NOTE 1):
NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM ..........................
 Basic ..................................................................
 Diluted ................................................................
NET INCOME PER SHARE
 Basic ..................................................................
 Dilute .................................................................
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
 Basic ..................................................................
 Diluted ................................................................



                                                                               YEAR           YEAR
                                                                               ENDED          ENDED
                                                                          -------------- --------------
                                                                              MAY 1,        APRIL 30,
                                                                               1998           1999
                                                                          -------------- --------------
                                                                             (NOTE 1)       (NOTE 1)
REVENUES (Note 1):
 Fee Income .............................................................  $ 27,401,122   $29,299,883
 Reimbursable income ....................................................     1,895,568     8,457,770
                                                                           ------------   -----------
   Total revenues .......................................................    29,296,690    37,757,653
                                                                           ------------   -----------
CONSULTANT EXPENSES .....................................................     4,664,605     7,525,208
                                                                           ------------   -----------
PROJECT EXPENSES:
 Direct expenses ........................................................       890,873       742,633
 Reimbursable expenses ..................................................       837,194     1,504,094
                                                                           ------------   -----------
   Total project expenses ...............................................     1,728,067     2,246,727
                                                                           ------------   -----------
NET PRODUCTION INCOME ...................................................    22,904,018    27,985,718
DIRECT LABOR ............................................................     6,732,071     8,139,460
INDIRECT EXPENSES .......................................................    13,626,956    17,110,728
                                                                           ------------   -----------
OPERATING INCOME ........................................................     2,544,991     2,735,530
                                                                           ------------   -----------
OTHER INCOME (EXPENSE):
 Interest income ........................................................         2,983        39,486
 Interest expense .......................................................    (1,030,351)     (759,097)
 Gain on lease termination (Note 5) .....................................
 Loss on sale of property ...............................................       (55,370)
                                                                           ------------
   Total other income (expense), net ....................................    (1,082,738)     (719,611)
                                                                           ------------   -----------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM.....     1,462,253     2,015,919
INCOME TAXES (Note 8):
 Current tax expense (benefit) ..........................................       323,035       697,201
 Deferred tax expense ...................................................       360,862       245,506
                                                                           ------------   -----------
   Total income tax expense .............................................       683,897       942,707
                                                                           ------------   -----------
NET INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM ..............       778,356     1,073,212
MINORITY INTEREST IN EARNINGS (NOTE 1) ..................................                         326
                                                                                          -----------
NET INCOME BEFORE EXTRAORDINARY ITEM ....................................       778,356     1,072,886
EXTRAORDINARY ITEM FOR EARLY EXTINGUISHMENT OF DEBT,
 NET OF TAX BENEFIT OF $171,842 .........................................                     280,849
                                                                                          -----------
NET INCOME ..............................................................  $    778,356   $   792,037
                                                                           ============   ===========
NET INCOME PER SHARE (NOTE 1)
 Basic ..................................................................  $       1.12   $      0.39
                                                                           ============   ===========
 Diluted ................................................................  $        .91   $      0.39
                                                                           ============   ===========
NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM ..........................
 Basic ..................................................................                 $      0.52
                                                                                          ===========
 Diluted ................................................................                 $      0.52
                                                                                          ===========
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA (NOTE 1)
 Basic ..................................................................       697,255     2,048,974
                                                                           ============   ===========
 Diluted ................................................................       854,453     2,048,974
                                                                           ============   ===========
SUPPLEMENTAL NET INCOME PER SHARE (NOTE 1):
NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM ..........................
 Basic ..................................................................  $       0.78
                                                                           ============
 Diluted ................................................................  $       0.70
                                                                           ============
NET INCOME PER SHARE
 Basic ..................................................................  $       0.57
                                                                           ============
 Dilute .................................................................  $       0.51
                                                                           ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
 Basic ..................................................................     1,305,774
                                                                           ============
 Diluted ................................................................     1,462,976
                                                                           ============

                See Notes to Consolidated Financial Statements.

                        HLM DESIGN, INC. AND AFFILIATES


                      STATEMENTS OF STOCKHOLDERS' EQUITY


                          YEAR ENDED APRIL 25, 1997,
                ONE MONTH ENDED MAY 30, 1997 (PREDECESSOR), AND
               INCEPTION MARCH 6, 1997 TO APRIL 25, 1997 AND THE
           YEARS ENDED MAY 1, 1998 AND APRIL 30, 1999 (CONSOLIDATED)


HANSEN LIND MEYER INC. (PREDECESSOR)


                                                       COMMON STOCK                      ESOP DEBT          TOTAL
                                                   -------------------    RETAINED       GUARANTEE      STOCKHOLDERS'
                                                    CLASS A   CLASS B     EARNINGS    (NOTES 4 AND 9)      EQUITY
                                                   --------- --------- ------------- ----------------- --------------
BALANCE, APRIL 26, 1996 ..........................   $ 560     $ 7      $1,140,403      $  (382,774)    $   758,196
 Net Income ......................................                         117,114                          117,114
 Retirement of 927 shares of common stock ........                (9)      (54,534)                         (54,543)
 Payments on Employee Stock Ownership Plan debt ..                                          382,774         382,774
 Class A common stock exchanged for Class B common
   stock .........................................     (13)     13
                                                     -----     -----    ----------      -----------     -----------
BALANCE, APRIL 25, 1997 ..........................     547      11       1,202,983                        1,203,541
                                                     -----     -----    ----------      -----------     -----------
 Net income ......................................                          81,394                           81,394
                                                     -----     -----    ----------      -----------     -----------

BALANCE, MAY 30, 1997 (unaudited) ................   $ 547     $ 11     $1,284,377      $              $ 1,284,935
                                                     =====     =====    ==========      ===========    ============

--------------------------------------------------------------------------------
HLM DESIGN, INC.


                                         COMMON STOCK
                                    -----------------------
                                                                ADDITIONAL
                                       SHARES      AMOUNT    PAID IN CAPITAL
                                    ------------ ---------- -----------------
ORGANIZATION OF HLM DESIGN
 MARCH 6, 1997 ....................               $            $
 Issuance of HLM Design, Inc.
   shares (subscription
   receivable) ....................    618,375        618            2,382
                                       -------    -------      -----------
BALANCE, APRIL 25, 1997 ...........    618,375        618            2,382
                                       -------    -------      -----------
 Payment for common stock
   (subscription receivable)
   HLM Design .....................    157,759        158          183,241
 Net Income .......................
BALANCE, MAY 1, 1998 ..............    776,134        776          185,623
                                       -------    -------      -----------
 Issuance of Common Stock
   (Note 9) .......................  1,298,953      1,299        6,036,342
 Issuance of Common Stock for
   purchase of JPJ Architects,
   Inc. (Note 2) ..................    240,000        240        1,070,760
 Issuance of Common Stock,
   for purchase of GA Design
   International Limited
   (Note 2) .......................     27,667         28          108,737
 Issuance of Common Stock
   under the employee stock
   purchase plan ..................      2,323          2            7,402
 Foreign Currency Translation .....
 Net Income .......................
                                       -------    -------      -----------
BALANCE, APRIL 30, 1999 ...........  2,345,077    $ 2,345      $ 7,408,864
                                     =========    =======      ===========



                                                       STOCK        FOREIGN         TOTAL
                                       RETAINED    SUBSCRIPTION     CURRENCY    STOCKHOLDERS'
                                       EARNINGS     RECEIVABLE    TRANSLATION      EQUITY
                                    ------------- -------------- ------------- --------------
ORGANIZATION OF HLM DESIGN
 MARCH 6, 1997 ....................  $              $               $           $
 Issuance of HLM Design, Inc.
   shares (subscription
   receivable) ....................                    (3,000)
                                                    ---------
BALANCE, APRIL 25, 1997 ...........                    (3,000)
                                     ----------     ---------       -------     -----------
 Payment for common stock
   (subscription receivable)
   HLM Design .....................                     3,000                       186,399
 Net Income .......................     778,356                                     778,356
                                     ----------     ---------                   -----------
BALANCE, MAY 1, 1998 ..............     778,356                                     964,755
                                     ----------     ---------       -------     -----------
 Issuance of Common Stock
   (Note 9) .......................                                               6,037,641
 Issuance of Common Stock for
   purchase of JPJ Architects,
   Inc. (Note 2) ..................                                               1,071,000
 Issuance of Common Stock,
   for purchase of GA Design
   International Limited
   (Note 2) .......................                                                 108,765
 Issuance of Common Stock
   under the employee stock
   purchase plan ..................                                                   7,404
 Foreign Currency Translation .....                                    (662)           (662)
 Net Income .......................     792,037                                     792,037
                                     ----------     ---------       -------     -----------
BALANCE, APRIL 30, 1999 ...........  $1,570,393     $               $  (662)    $ 8,980,940
                                     ==========     =========       =======     ===========

                See Notes to Consolidated Financial Statements.

                        HLM DESIGN, INC. AND AFFILIATES

                           STATEMENTS OF CASH FLOWS

                         YEAR ENDED APRIL 25, 1997 AND
                  ONE MONTH ENDED MAY 30, 1997 (PREDECESSOR),
         AND YEARS ENDED MAY 1, 1998 AND APRIL 30, 1999 (CONSOLIDATED)



                                                                                        (PREDECESSOR) (NOTE 1)
                                                                                     -----------------------------
                                                                                          YEAR        ONE MONTH
                                                                                         ENDED          ENDED
                                                                                     ------------- ---------------
                                                                                       APRIL 25,       MAY 30,
                                                                                          1997           1997
                                                                                     ------------- ---------------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ........................................................................  $  117,114     $   81,394
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Extraordinary item for early extinguishment of debt-net of tax benefit ...........
  Depreciation .....................................................................     671,877         55,544
  Amortization of goodwill .........................................................     107,670          9,571
  Amortization of deferred loan fees ...............................................
  Deferred rent ....................................................................    (356,803)
  Deferred income taxes ............................................................     224,260         54,907
  Other ............................................................................     (15,000)
  Minority Interest ................................................................
  Changes in certain working capital items:
    (Increase) decrease in trade and other receivables .............................   1,343,508   (1,500,472)
    (Increase) decrease in costs and estimated earnings compared to billings on
     uncompleted contracts, net ....................................................    (883,880)   1,199,028
    (Increase) decrease in refundable income taxes .................................      72,056      (11,157)
    (Increase) decrease in prepaid expenses and other assets .......................    (258,403)     (11,579)
    Increase (decrease) in accounts payable ........................................    (352,617)     233,659
    Increase (decrease) in accrued expenses ........................................    (218,959)    (278,500)
    Increase (decrease) in income taxes payable ....................................
    Increase in other non-current liabilities ......................................                   15,000
                                                                                      ----------   ------------
     Net cash (used in) provided by operating activities ...........................     450,823     (152,605)
                                                                                      ----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment ...............................................    (601,120)      (2,023)
 Note receivable from officer ......................................................
 Payment for purchase of GA Design International Holdings Ltd. .....................
 Payment for purchase of JPJ Architects, Inc., net of cash acquired ................
                                                                                      ----------   -------------
     Net cash used in investing activities .........................................    (601,120)      (2,023)
                                                                                      ----------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on line of credit ..................................................     410,000   (2,360,000)
 Net proceeds from issuance of common stock ........................................
 Proceeds from issuance of common stock under the employee stock purchase plan .....
 Proceeds from long-term borrowings ................................................     145,000    2,800,000
 Net decrease in short-term borrowings .............................................
 Payments on long-term borrowings ..................................................    (410,952)    (285,372)
 Payment of deferred loan fees .....................................................
 Payment on ESOP buyback ...........................................................
 Proceeds from issuance of notes payable to shareholders ...........................
 Proceeds from the issuance of warrants ............................................
 Proceeds from the exercise of warrants ............................................
 Proceeds from the issuance of common stock ........................................
 Retirement of common stock ........................................................      (2,560)
 Proceeds from payment of stock subscription receivable ............................
                                                                                      ----------   ------------
     Net cash provided by financing activities .....................................     141,488      154,628
                                                                                      ----------   ------------
INCREASE (DECREASE) in Cash ........................................................      (8,809)          --
CASH BALANCE:
 Beginning of year .................................................................      11,130        2,321
                                                                                      ----------   ------------
 End of year .......................................................................  $    2,321   $    2,321
                                                                                      ==========   ============
SUPPLEMENTAL DISCLOSURES:
 Cash paid (received) during the year for:
  Interest .........................................................................  $  370,167   $    6,827
  Interest on Employee Stock Ownership Plan debt ...................................  $   24,243
  Income tax payments (refunds) ....................................................  $  (86,091)  $     (750)
 Noncash investing and financing transactions:
  Retirement of common stock through issuance of note payable ......................  $   51,983
  Reduction of ESOP debt ...........................................................  $  382,774
  Issuance of warrants to certain debt holders .....................................
 Acquisition of JPJ Architects, Inc.:
  Notes payable issued to JPJ Architects, Inc. shareholders ........................
  Fair value of assets acquired and liabilities assumed, net .......................
  Common stock to be issued on delayed delivery schedule ...........................
 Acquisition of GA Design Holdings International Ltd:
  Notes payable issued to GAIH shareholders ........................................
  Fair value of assets acquired and liabilities assumed, net .......................
  Common stock to be issued on delayed delivery schedule ...........................



                                                                                           YEAR            YEAR
                                                                                          ENDED           ENDED
                                                                                     --------------- ---------------
                                                                                          MAY 1,        APRIL 30,
                                                                                           1998            1999
                                                                                     --------------- ---------------
                                                                                         (NOTE 1)        (NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ........................................................................  $     778,356   $    792,037
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Extraordinary item for early extinguishment of debt-net of tax benefit ...........                       280,849
  Depreciation .....................................................................        468,556        675,924
  Amortization of goodwill .........................................................        147,269        262,275
  Amortization of deferred loan fees ...............................................        172,905         86,628
  Deferred rent ....................................................................
  Deferred income taxes ............................................................        (48,432)       251,379
  Other ............................................................................         14,585           (662)
  Minority Interest ................................................................                           326
  Changes in certain working capital items:
    (Increase) decrease in trade and other receivables .............................       (373,675)       609,861
    (Increase) decrease in costs and estimated earnings compared to billings on
     uncompleted contracts, net ....................................................       (184,513)    (2,549,431)
    (Increase) decrease in refundable income taxes .................................        485,047
    (Increase) decrease in prepaid expenses and other assets .......................       (742,948)       222,069
    Increase (decrease) in accounts payable ........................................     (1,418,834)      (539,268)
    Increase (decrease) in accrued expenses ........................................      1,112,959       (475,238)
    Increase (decrease) in income taxes payable ....................................        215,950       (497,117)
    Increase in other non-current liabilities ......................................
                                                                                      -------------   ------------
     Net cash (used in) provided by operating activities ...........................        627,225       (880,368)
                                                                                      -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment ...............................................       (737,356)      (815,668)
 Note receivable from officer ......................................................         30,000
 Payment for purchase of GA Design International Holdings Ltd. .....................                      (357,830)
 Payment for purchase of JPJ Architects, Inc., net of cash acquired ................                    (1,332,030)
                                                                                      -------------   ------------
     Net cash used in investing activities .........................................       (707,356)    (2,505,528)
                                                                                      -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on line of credit ..................................................                     1,618,336
 Net proceeds from issuance of common stock ........................................                     5,922,709
 Proceeds from issuance of common stock under the employee stock purchase plan .....                         7,407
 Proceeds from long-term borrowings ................................................      6,712,307
 Net decrease in short-term borrowings .............................................                      (688,630)
 Payments on long-term borrowings ..................................................     (3,584,491)    (3,241,920)
 Payment of deferred loan fees .....................................................        (56,300)
 Payment on ESOP buyback ...........................................................     (3,221,824)
 Proceeds from issuance of notes payable to shareholders ...........................        182,308
 Proceeds from the issuance of warrants ............................................         24,757          1,200
 Proceeds from the exercise of warrants ............................................            (77)
 Proceeds from the issuance of common stock ........................................         34,899
 Retirement of common stock ........................................................
 Proceeds from payment of stock subscription receivable ............................          3,600
                                                                                      -------------   ------------
     Net cash provided by financing activities .....................................         95,179      3,619,102
                                                                                      -------------   ------------
INCREASE (DECREASE) in Cash ........................................................         15,048        233,206
CASH BALANCE:
 Beginning of year .................................................................          2,321         17,369
                                                                                      -------------   ------------
 End of year .......................................................................  $      17,369   $    250,575
                                                                                      =============   ============
SUPPLEMENTAL DISCLOSURES:
 Cash paid (received) during the year for:
  Interest .........................................................................        833,674   $  1,130,214
  Interest on Employee Stock Ownership Plan debt ...................................
  Income tax payments (refunds) ....................................................         47,194   $    992,916
 Noncash investing and financing transactions:
  Retirement of common stock through issuance of note payable ......................
  Reduction of ESOP debt ...........................................................
  Issuance of warrants to certain debt holders .....................................  $     238,752
 Acquisition of JPJ Architects, Inc.:
  Notes payable issued to JPJ Architects, Inc. shareholders ........................                  $    872,320
  Fair value of assets acquired and liabilities assumed, net .......................                  $    180,150
  Common stock to be issued on delayed delivery schedule ...........................                  $  1,071,000
 Acquisition of GA Design Holdings International Ltd:
  Notes payable issued to GAIH shareholders ........................................                  $    605,920
  Fair value of assets acquired and liabilities assumed, net .......................                  $     21,004
  Common stock to be issued on delayed delivery schedule ...........................                  $    108,765

                See Notes to Consolidated Financial Statements.

                        HLM DESIGN, INC. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  INCEPTION MARCH 6, 1997 TO APRIL 25, 1997 AND THE YEAR ENDED APRIL 25, 1997
      (PREDECESSOR), THE ONE MONTH PERIOD ENDED MAY 30, 1997 (UNAUDITED)
       (PREDECESSOR) AND THE YEARS ENDED MAY 1, 1998 AND APRIL 30, 1999


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS -- HLM Design, Inc. ("the Company or HLM Design") is a management services company incorporated March 6, 1997 for the purpose of providing management and services to architectural, engineering and planning design entities under long term management services agreements ("MSAs").

     In May 1997, HLM Design executed long term MSAs with HLM Design of North America, Inc. ("HLMNA"), HLM of the Southeast, P. C. ("HLMSE") and HLM of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMNW"). HLMSE and HLMNW, organized in 1996 and have had no operations through May 1, 1998. In July 1998, HLM Design entered into an MSA with each of HLM Design of the Midwest, Inc. ("HLMMW"), HLM Design of the Midatlantic, P. C. ("HLMMA") and HLM Design of the Northeast, Architecture, Engineering and Planning, P. C. ("HLMNE"). In October 1998, HLM Design entered into an MSA with JPJ Architects, Inc. ("JPJ"). In January 1999, HLM Design entered into an MSA with G.A. Design International Holdings, Ltd. ("GAIH"). HLMNA, HLMSE, HLMNW, HLMMW, HLMMA, HLMNE, JPJ and GAIH are referred to herein collectively as "Managed Firms".

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

     In May 1997, HLMNA entered into a merger agreement with BBH Corp., a newly formed entity controlled by the principal shareholders of HLM Design, whereby HLM Design loaned BBH Corp. $3.2 million which BBH Corp. utilized to buy common stock in HLMNA. Under the merger agreement, BBH Corp. merged into HLMNA with HLMNA being the surviving entity. As a part of the merger agreement, HLMNA redeemed previously outstanding common stock of HLMNA from its Employee Stock Ownership Plan ("ESOP") and other shareholders that represented over 90% of the pre-merger voting interest. As a result of the change in control, the assets and liabilities of HLMNA were fair valued using purchase accounting principles and the excess of the fair value over the identified tangible net assets was reflected as goodwill.


     FINANCIAL STATEMENT PRESENTATION

     The financial statements included herein reflect the following:

  o HLM Design, Inc. as of April 25, 1997, HLM Design, Inc. had no operations or cash flows from March 6, 1997, date of inception, to April 25, 1997.

  o HLMNA (Predecessor) for the one month ended May 30, 1997 (unaudited), for the year ended April 25, 1997 (Predecessor).

  o The Company consolidated with Managed Firms, from May 31, 1997 the effective date of the original MSAs and shareholders agreements and, as of May 1, 1998 and April 30, 1999 and for the years then ended, including JPJ and GAIH from their respective dates of acquisition. All significant balances and transactions between the Company and the Managed Firms have been eliminated in the consolidated financial statements.

     HLMNA provides architectural and engineering consulting and design services from offices in Iowa City, Iowa, Chicago, Illinois, Denver, Colorado, Orlando, Florida, Dallas, Texas, Atlanta, Georgia, Bethesda, Maryland, Philadelphia, Pennsylvania, Portland, Oregon, Sacramento, California, Charlotte, North Carolina and London, U.K.

     FISCAL YEAR-END POLICY -- Prior to April 28, 1997, the Company used a 52-53 week fiscal year for accounting purposes which defined the fiscal year-end date as the last Friday in April. In fiscal 1998, the Company changed its year-end to the Friday nearest the end of April, which is May 1, 1998 and contains 53 weeks. In fiscal 1999, the year end is April 30, 1999 which contains 52 weeks.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                             PREDECESSOR                   CONSOLIDATED
                                   ------------------------------ -----------------------------
      Computer equipment and software                   5 years                      3-5 years
      Furniture ..................                      7 years                        5 years
                                     Lease term, not to exceed      Lease term, not to exceed
      Leasehold improvements ..... the useful life of the asset   the useful life of the asset

     LONG-LIVED ASSETS -- The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Measurement of any impairment would include a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

     GOODWILL -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at May 1 1998 was $2.4 million and at April 30, 1999 was $7.3 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization represented 13.6% and 251.5%, respectively at May 1, 1998 and 27.6% and 81.8%, respectively, at April 30, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 15 years. Accordingly, we are amortizing goodwill for the Managed Firms over a 15 to 25 year period. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 15 and 25 years, respectively. We will incur additional goodwill in future acquisitions.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     FINANCIAL INSTRUMENTS -- The carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value because of the short maturities of these instruments. The Company's bank borrowings approximate fair value because of interest rates that are based on variable reference rates. See Note 4 as to fair value of certain obligations.

     NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Effective April 30, 1999, the Company adopted SFAS No. 131 which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company operates in one segment, which provides architectural, engineering and planning services.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities." This Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement will become effective for the Company beginning April 29, 2001. However, the Company has elected earlier application of all of the provisions of this Statement beginning January 30, 1999. The implementation of the provisions of this Statement did not have an impact on the Company's financial statements for the year ended April 30, 1999.

     NET INCOME PER SHARE -- The calculation of diluted net income per share considers the potential dilutive effect of warrants to purchase shares of common stock at $0.01 per share which were outstanding from May 30, 1997 to April 30, 1999.

     SUPPLEMENTAL PER SHARE DATA -- Supplemental net income per share in the accompanying financial statements has been prepared based upon the shares outstanding giving effect to the issuance of common stock related to the initial public offering pro rata for common stock used to pay certain indebtedness as discussed in Note 9. In addition, net income has been adjusted to give effect to the initial public offering (the "Offering") and the fiscal 1998 business acquisition (as discussed in Note 2) as if the transactions had occurred at the beginning of the year.

     RECLASSIFICATIONS -- Certain reclassifications have been made to fiscal 1997 and 1998 to conform to fiscal 1999 presentation.


2. BUSINESS ACQUISITIONS


     HLMNA AND BBH CORP. MERGER:

     Effective May 23, 1997, HLM Design of North America, Inc. sold 50,000 newly issued shares to BBH Corp., a Delaware corporation, for approximately $3.2 million. On May 23, 1997, BBH Corp. merged into HLM Design of North America, Inc. and each BBH Corp. share outstanding at the time of merger was converted into one share of HLM Design of North America, Inc.'s stock. All HLM Design of North America, Inc. shares held by BBH Corp. were canceled and retired.

     Effective as of May 31, 1997, HLM Design of North America, Inc. repurchased all 46,858 shares of its common stock from the ESOP for $64 per share as part of a merger agreement with BBH Corp. As a result of this transaction, the ESOP will effectively cease once the proceeds of the sale have been distributed by the Trustee to the ESOP's participants following IRS approval of the ESOP's termination.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. BUSINESS ACQUISITIONS -- (Continued)

     The total purchase price, including direct acquisition costs has been allocated to the assets acquired and the liabilities assumed at their estimated fair values at acquisition date as follows:


  Working capital deficiency .........   $ (7,045,092)
  Property and equipment .............      1,531,155
  Other assets .......................      6,320,087
  Goodwill ...........................      2,573,867
                                         ------------
  Total ..............................   $  3,380,017
                                         ============

     The following unaudited pro forma financial data is presented as if the transaction had occurred at the beginning of the respective year.



                          YEAR ENDED
                          MAY 1, 1998
                       ----------------
  Revenues ...........   $ 31,529,729
                         ============
  Net Income .........   $    856,335
                         ============
  Earnings Per Share
  Basic ..............   $       1.23
                         ============
  Diluted ............   $       1.00
                         ============

     The pro forma information presented above is not necessarily indicative of the operating results that would have occurred had the transaction occurred at the beginning of the respective periods. These results are also not necessarily indicative of the results of future operations.


     JPJ ARCHITECTS, INC. ACQUISITION:

     On October 30, 1998, the Company purchased all the issued and outstanding common stock of JPJ Architects, Inc. ("JPJ") for $2.4 million in cash, an aggregate of 240,000 shares of the Company's common stock, and subordinated promissory notes bearing interest at 7 percent in the aggregate principal amount of $1,160,000. The purchase agreement specifies delivery of 30 percent of the aggregate shares of the Company's stock and the principal amount of the promissory notes on each of October 30, 2000 and October 30, 2001 and delivery of the remaining 40 percent of the aggregated shares of stock and the principal amount of the promissory notes on October 30, 2002. Following the purchase, the Company and JPJ entered into Management Services Agreement whereby the Company will manage all aspects of JPJ other than the provisions of professional architectural services.

     The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date.


  Working capital ................  $  444,585
  Property and equipment .........     158,266
  Other assets ...................     143,020
  Goodwill .......................   3,597,449
                                    ----------
  Total ..........................  $4,343,320
                                    ==========

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. BUSINESS ACQUISITIONS -- (Continued)

     The following unaudited pro forma financial data is presented as if the transaction occurred as of the beginning of the respective years:



                                      YEAR ENDED
                             -----------------------------
                              MAY 1, 1998   APRIL 30, 1999
                             ------------- ---------------
  Revenues .................  $45,677,796   $ 45,265,496
                              ===========   ============
  Net Income ...............  $ 1,233,688   $    957,421
                              ===========   ============
  Earnings Per Share:
  Basic ....................                $       0.43
                                            ============
  Diluted ..................                $       0.43
                                            ============

     G A DESIGN INTERNATIONAL HOLDINGS LTD.

     On January 29, 1999, the Company purchased 95 percent of the issued and outstanding common stock of G A Design International Holdings Ltd. ("GAIH") for a combination of cash, 27,667 shares of HLM Design common stock and promissory notes for a total of approximately $1,037,000. The purchase agreement specifies delivery of 33.3% of the aggregate shares of the stock on each of January 29, 2000, January 2001 and January 2002. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date resulting in an allocation of goodwill of approximately $1,042,000. The pro forma effect, assuming purchase at the beginning of the year would not be material to the results of operations or earnings per share.


3. CONTRACTS IN PROGRESS

     Information relative to contracts in progress is as follows:



                                                                              MAY 1,        APRIL 30,
                                                                               1998           1999
                                                                          -------------- --------------
        Costs incurred on uncompleted projects (excluding overhead) .....  $45,830,792    $ 52,092,171
        Estimated earnings thereon ......................................   45,335,896      49,678,268
                                                                           -----------    ------------
        Total ...........................................................   91,166,688     101,770,439
        Less billings to date ...........................................   88,940,243      97,400,073
                                                                           -----------    ------------
        Net underbillings ...............................................  $ 2,226,445    $  4,370,366
                                                                           ===========    ============

     Net underbillings are included in the accompanying balance sheets as follows:



                                                                   MAY 1,        APRIL 30,
                                                                    1998            1999
                                                              --------------- ---------------
        Costs and estimated earnings in excess of billings on
          uncompleted projects ..............................  $  5,234,468    $  7,550,248
        Billings in excess of costs and estimated earnings on
          uncompleted projects ..............................    (3,008,023)     (3,179,882)
                                                               ------------    ------------
        Net underbillings ...................................  $  2,226,445    $  4,370,366
                                                               ============    ============

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. FINANCING ARRANGEMENTS
     A summary of financing arrangements at April 30, 1999 is as follows:


Notes Payable -- Revolving Line of Credit

     Prior to August 31, 1998, the Company maintained a financing facility with First Charter National Bank, which provides a line of credit of up to $1,500,000. On August 31, 1998, the Company increased its revolving line of credit with First Charter National Bank from $1,500,000 to $3,000,000. In addition, on March 26, 1999, the Company increased its revolving line of credit with the same lender from $3,000,000 to $5,000,000. At April 30, 1999, the Company had borrowings of $3,118,336. The revolving line of credit is secured by, among other things, a security interest in all accounts receivable. This loan bears interest at prime plus one percent and matures on June 30, 2000.


Notes Payable -- Other

     In September 1997, the Company entered into debt agreements with Berthel Fisher, an underwriter of the Offering, of $250,000 and $500,000. Interest was charged at 12% and monthly interest payments were due through July 1, 1998. The final payment for all accrued interest and principal was due on July 1, 1998. The Company repaid this obligation from the net proceeds of the Initial Public Offering (the "Offering") in June 1998.

     A summary of long-term debt is as follows:



                                                                                            MAY 1, 1998   APRIL 30, 1999
                                                                                           ------------- ---------------
Revolving credit facility to First Charter National Bank, payable June 30, 2000 including
 interest at prime plus 1% (8.75% at April 30, 1999 ) ....................................                  $3,118,336
Notes payable of $1,160,000 to former JPJ Architect, Inc. shareholders, (fair value of
 $901,003) due in annual installments of $348,000 beginning October 2000, plus interest at
 7%, with final payment due October 2002 of $464,000......................................                     918,720
Notes payable to former GA Design International Holdings Limited shareholder (fair value of $405,100) due in installments of $221,500, plus interest at 7%, in August 1999 and
 $82,500, plus interest at 7% due in annual installments with final payment in August
 2002 ....................................................................................                     416,895
Notes payable to former GA Design International Holdings Limited shareholder due in
 various installments with final payment due January 2001 ................................                     187,550
Notes payable to Messrs. Harris and Brannon at 15%, with a final payment due July 31,
 1998 ....................................................................................  $   27,000      $       --
Notes payable to a former stockholder, due in annual payments of $49,522, plus interest at the prime rate of Chase Manhattan Bank as of the date each installment is due (8.25% at
 April 25, 1997); collateralized by 3,088 shares of HLMNA's unissued common stock, with
 a final payment due April 2000 ..........................................................     148,567          49,522
Notes payable to former stockholders, due in installments plus interest at prime plus 1%
 at various dates to October 1999 ........................................................       4,755           4,746
Notes payable, MPB Architects, due in annual payments, including interest at a rate of
 10.5%, with a final payment due April, 1998 .............................................      64,850              --
Notes payable to Pacific Capital/Equitas, payable June, 2002 including interest of 13.5%
due in monthly payments ..................................................................   1,980,000              --
Notes payable to HLM Design, Inc. shareholders at 6% with final payment due at various
 dates to August 2002 ....................................................................     165,260              --
Lease financing with Berthel Fisher, due in monthly payments of $64,501, including interest at 14.07%, with final lease and interest payments due on April 2002 (fair value
 of $2,905,000 at April 30, 1999).........................................................   2,430,545       1,969,609
Other ....................................................................................                      61,370
                                                                                            ----------      ----------
Total long-term debt .....................................................................   4,820,977       6,726,748
Less current maturities ..................................................................     656,576       1,054,369
                                                                                            ----------      ----------
Long-term portion ........................................................................  $4,164,401      $5,672,379
                                                                                            ==========      ==========

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. FINANCING ARRANGEMENTS -- (Continued)

     In May 1997, HLMNA entered into a financing arrangement, in the form of a capital lease agreement, with Berthel Leasing, a subsidiary of Berthel Fisher, for $2.8 million. The substance of such agreement is a financing arrangement and has been presented as such in the financial statements.

     Substantially all assets are pledged under financing agreements described above.

     Annual principal payments of the various financing agreements are as follows:


  Fiscal 2000 .........  $1,054,369
  Fiscal 2001 .........   4,086,703
  Fiscal 2002 .........   1,059,465
  Fiscal 2003 .........     526,211
                         ----------
  Total ...............  $6,726,748
                         ==========

5. LEASE COMMITMENTS

     The total minimum rental commitment under non-cancelable operating leases at April 30, 1999, which has been reduced by minimum rentals to be received under subleases, are as follows:


  Fiscal 2000 .........  $1,509,422
  Fiscal 2001 .........   1,459,282
  Fiscal 2002 .........   1,488,068
  Fiscal 2003 .........   1,312,075
  Fiscal 2004 .........   1,147,975
  Thereafter ..........   1,972,700
                         ----------
  Total ...............  $8,889,522
                         ==========

     In 1997, HLMNA terminated facility leases that were being accounted for as operating leases, resulting in a gain of $344,059. The recorded gain represents the cumulative excess of lease expense over the lease payments made as of the termination date.


6. CONTINGENCIES

     The Company is involved in various disputes and legal actions related to contract operations. In the opinion of Company management, the ultimate resolution of these actions will not have a material effect on the Company's financial position, future results of operations or cash flows.


7. RELATED PARTY TRANSACTIONS

     During the year ended April 30, 1999, the Company incurred $40,000 in consulting fees for services provided by a director. During the year ended May 1, 1998, the Company incurred $22,911 in financing advisory fees related to debt financings for services provided by a director. During the year ended April 25, 1997, HLMNA incurred $257,017 in financing advisory fees related to debt financing arranged by a director. Such director resigned effective October, 1997.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. INCOME TAXES
     The provision for income taxes is as follows:



                                          (PREDECESSOR)
                                           YEAR ENDED         YEAR ENDED
                                         -------------- ----------------------
                                            APRIL 25,      MAY 1,    APRIL 30,
                                              1997          1998       1999
                                         -------------- ----------- ----------
      Current expense (benefit):
       Federal .........................    $ (3,903)    $190,424    $581,665
       State ...........................        (558)     132,611     115,536
      Deferred .........................     224,260      360,862     245,506
                                            --------     --------    --------
      Total income tax expense .........    $219,799     $683,897    $942,707
                                            ========     ========    ========

     The reconciliation of the statutory federal income tax rate with the Company's overall effective federal and state income rate is as follows:



                                                         (PREDECESSOR)
                                                          YEAR ENDED        YEAR ENDED
                                                        -------------- ---------------------
                                                           APRIL 25,     MAY 1,    APRIL 30,
                                                             1997         1998       1999
                                                        -------------- ---------- ----------
       Statutory federal rate .........................       35.0%        34.0%      34.0%
       State income taxes, net of federal benefit .....        3.3          4.0        4.7
       Penalties ......................................       17.4          1.9        1.7
       Meals and entertainment ........................        9.3          2.0        0.8
       Goodwill .......................................                     3.8        4.4
       Other ..........................................         .3           .4        1.2
                                                              ----         ----       ----
       Effective Tax Rates ............................       65.3%        46.1%      46.8%
                                                              ====         ====       ====

     The tax effect of temporary differences giving rise to deferred income tax assets and liabilities as of May 1, 1998 and April 30, 1999 is as follows:



                                                                           MAY 1,          APRIL 30,
                                                                            1998             1999
                                                                      ---------------- ----------------
        Deferred income tax liabilities -- difference between the
          accrual basis and cash basis of accounting related to
          certain assets and liabilities ............................   $ (1,517,146)    $ (1,881,680)
          Prepaid expenses ..........................................                         (68,568)
                                                                                         ------------
        Total deferred tax liabilities ..............................     (1,517,146)      (1,950,248)
                                                                        ------------     ------------
        Deferred income tax assets:
        Contribution carry forwards .................................         42,554               --
          Property and equipment ....................................        258,908          268,105
          Net operating loss carry forwards .........................         76,273               --
          Deferred state taxes ......................................         60,280               --
          Allowances ................................................                         385,093
          Other deferred assets .....................................         27,586
                                                                        ------------     ------------
        Total deferred income tax assets ............................        465,601          653,198
                                                                        ------------     ------------
        Deferred income tax liabilities, net ........................   $ (1,051,545)    $ (1,297,050)
                                                                        ============     ============

     Management believes it is probable that the Company will realize the tax benefits of the deductible differences that were available as of April 30, 1999.

     The Company, and its Managed Firms, except JPJ, file separate federal and state income tax returns. The Company and JPJ file a consolidated federal income tax return.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. STOCKHOLDERS' EQUITY
     PUBLIC OFFERING OF COMMON STOCK -- The Company completed the Offering of 1,200,000 shares of its common stock on June 12, 1998 at a price of $6.00 per share. Net proceeds of the Offering of $5.92 million (after underwriting discount and other offering expenses) were used to repay certain indebtedness consisting of: (a) $2.0 million due under Pacific Capital/Equitas, and (b) $0.75 million term loan from Berthel Leasing and $0.2 million to employee stockholders (See Note 4 -- Financing Arrangements). Remaining net proceeds were used for development of new business and other general corporate purposes.


     The early extinguishment of the Pacific Capital, L.P., Equitas, L.P. and Berthel Fisher & Company Financial Services, Inc. debt resulted in an extraordinary charge of $280,849, net of income taxes of $171,842, that consisted of write-off of related unamortized financing costs.

     PREFERRED STOCK -- The Company's Certificate of Incorporation authorizes the Board of Directors of the Company to issue 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely effect the voting power or other rights of the holders of the Company's Common Stock. No shares of preferred stock have been issued.

     WARRANTS -- In May 1997, warrants to purchase 183,244 shares of HLM Design common stock (as adjusted for subsequent stock splits) were attached to the notes issued to Pacific Capital and Equitas. In addition, warrants to purchase 43,631 shares of HLM Design common stock (as adjusted for subsequent stock splits) were attached to the notes issued to Berthel Fisher in September 1997 and in December 1997. Each warrant allows holders to purchase a share of common stock for $.01 per share for a five year period. At April 30, 1999, all of the warrants held by Berthel Fisher, Pacific Capital and Equitas were exercised.

     In connection with the Offering, the Company sold to Berthel Fisher, for a price of $0.01 per warrant, warrants to purchase 120,000 shares of common stock exercisable at $6.00 per share. At April 30, 1999, all of these Berthel Fisher warrants were outstanding.


10. EMPLOYEE BENEFIT PLANS

     401(K) PLAN -- Substantially all employees are eligible to participate in a 401(k) plan. Contribution expense for the year ended May 1, 1998, and April 30, 1999 were $27,933 and $53,886, respectively. Prior to fiscal 1998, there was no company contribution.

     EMPLOYEE STOCK PURCHASE PLAN -- In February 1998, the Board of Directors and stockholders of the Company adopted the HLM Design Inc. Employee Stock Purchase Plan (the "ESPP"). A total of 57,954 shares of common stock has been reserved under the ESPP, provided that the number of shares issued or issuable under the ESPP and under the Stock Option Plan (discussed below) shall not exceed in the aggregate 10% of the total number of shares of common stock outstanding. On January 1 of each year, all eligible employees electing to participate will be granted options to purchase shares of Common Stock. The purchase price of common stock purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the common stock on the applicable Grant Date and (ii) the fair market value of the common stock on the applicable exercise date. Options will expire on the last exercise date of the calendar year in which granted. As of April 30, 1999, 2,323 shares have been granted or issued under the ESPP.

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

     The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Under the provisions of APB No. 25,

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. EMPLOYEE BENEFIT PLANS -- (Continued)

compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

     Of the options outstanding as of April 30, 1999, 115,908 are currently exercisable and have an exercise price from $4.50 to $6.60 per share. The remaining contractual life of the options outstanding at April 30, 1999 ranges from 4.1 years to 9.3 years. The average fair value of options granted was $3.75 per share in 1999. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions: expected volatility of 60%; risk-free interest rate of 5.2%; and expected life of 8 years. The model reflects that no dividends were declared in 1999 and assumes that no dividends will be declared in the future.

     Had compensation cost for the options been determined consistent with SFAS No. 123, the Company's net income and net income per share would approximate the pro forma amounts of $562,000 and $0.27 respectively.


11. HLM DESIGN FINANCIAL INFORMATION (UNAUDITED)

     HLM Design's balance sheet as of May 1, 1998 and April 30, 1999 and income statement for the years ended May 1, 1998 and April 30, 1999 are as follows:


                                                               MAY 1,      APRIL 30,
                                                                1998          1999
        BALANCE SHEET                                     ------------- -------------
        Current assets ...................................  $  122,150    $ 5,796,744
                                                            ----------    -----------
        Non-current assets ...............................   5,639,400     18,694,315
                                                            ----------    -----------
        Total assets .....................................  $5,761,550    $24,491,059
                                                            ==========    ===========
        Current liabilities ..............................  $2,073,271    $11,262,327
                                                            ----------    -----------
        Non-current liabilities ..........................   2,723,524      4,247,792
                                                            ----------    -----------
        Total liabilities ................................   4,796,795     15,510,119
                                                            ==========    ===========
        Total stockholders' equity .......................     964,755      8,980,940
                                                            ----------    -----------
        Total liabilities & stockholders' equity .........  $5,761,550    $24,491,059
                                                            ==========    ===========
        INCOME STATEMENT
        Revenue ..........................................                $ 8,095,095
        Equity in earnings of affiliates .................  $1,443,958      1,058,872
        Consultant, project and direct labor expense .....                  5,788,134
        Net interest, tax and other expense ..............     665,602      2,573,796
                                                            ----------    -----------
        Net income .......................................  $  778,356    $   792,037
                                                            ==========    ===========

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. UNAUDITED QUARTERLY FINANCIAL DATA

                                                                     1999
                                         -------------------------------------------------------------
                                             FIRST          SECOND          THIRD           FOURTH
                                            QUARTER        QUARTER         QUARTER         QUARTER
                                         ------------- --------------- --------------- ---------------
 Net Production Income .................  $6,344,991     $ 6,243,102     $ 7,271,359     $ 8,126,266
 Operating Income ......................  $  557,129     $   576,811     $   612,439     $   989,986
 Net Income (Loss) .....................  $  (89,227)    $   249,785     $   205,389     $   426,090
 Net Income (Loss) Per Common Share (A)   $     (.06)    $       .12     $       .09     $       .18


                                                          1998
                                 -------------------------------------------------------
                                     FIRST         SECOND        THIRD         FOURTH
                                    QUARTER       QUARTER       QUARTER       QUARTER
                                 ------------- ------------- ------------- -------------
 Net Production Income .........  $4,103,553    $6,201,331    $6,061,029    $6,538,105
 Operating Income ..............  $  348,384    $  901,829    $  569,082    $  740,281
 Net Income ....................  $   47,201    $  331,914    $  177,496    $  221,745

(A) In the first quarter 1999, as a result of the Offering, certain debt was repaid resulting in an extraordinary charge of $280,849, net of income taxes of $171,842, that consisted of write-off of related unamortized financing costs. Net income before such extraordinary item was $1,072,886 and net income per share was $0.13.

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

                                        Date: July 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               SIGNATURE                                   TITLE                       DATE
---------------------------------------  ---------------------------------------- --------------
  /s/  JOSEPH M. HARRIS                  President, Chief Executive Officer       July 27, 1999
  ----------------------------------      (principal executive officer) and
       JOSEPH M. HARRIS                   Chairman

  /s/  VERNON B. BRANNON                 Senior Vice President, Treasurer, Chief  July 27, 1999
  ----------------------------------       Financial Officer (principal financial
       VERNON B. BRANNON                   and accounting officer) and Director

  /s/  L. FRED POUNDS                    Director                                 July 27, 1999
  ----------------------------------
       L. FRED POUNDS