Form 10-Q
period 1999-07-30
HLM DESIGN INC
filed 1999-09-13
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                           Outstanding at September 2, 1999
-------------------                           --------------------------------
Common stock, par value $.001 per share                2,084,531 shares

HLM DESIGN, INC. AND AFFILIATES
INDEX TO FORM 10-Q

                                                                                                PAGE
                                                                                                 NO.
PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements
                Condensed Consolidated Balance Sheets - April 30, 1999 and
                         July 30, 1999                                                           3

                Condensed Consolidated Statements of Operation - Three Month Periods
                      Ended July 31, 1998 and  July 30, 1999                                     5

                Condensed Consolidated Statement of Stockholders' Equity - Three
                       Month Period Ended July 30, 1999                                          6

                 Condensed Consolidated Statements of Cash Flows - Three Month
                        Periods Ended July 31, 1998 and July 30, 1999                            7

                 Notes to Unaudited Condensed Consolidated Financial Statements                  8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                     11


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and  Reports on Form 8-K                                                      15

SIGNATURES                                                                                      16

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              April 30,                 July 30,
                                                                                1999                      1999
                                                                             ------------             -------------
                                                                                                      (Unaudited)
ASSETS:
Current Assets:
Cash                                                                           $ 250,575                 $ 101,695
Trade and other receivables, less allowance for
   doubtful accounts at April 30 and July 30
   of $341,692 and $387,336, respectively                                      8,311,068                 8,559,032
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                                   7,550,247                 7,901,758
Prepaid expenses and other                                                       482,740                   637,958
                                                                         ------------------------------------------
          Total Current Assets                                                16,594,630                17,200,443
                                                                         ------------------------------------------

Other Assets:
Goodwill, net                                                                  7,442,301                 7,370,237
Other                                                                          1,225,909                 2,187,211
                                                                         ------------------------------------------
          Total Other Assets                                                   8,668,210                 9,557,448
                                                                         ------------------------------------------

Property and Equipment:
  Leasehold improvements                                                       1,114,337                 1,245,544
  Furniture and fixtures                                                       1,291,633                 1,490,430
  Assets under capital leases                                                  1,638,043                 1,737,391
                                                                         ------------------------------------------
Property and Equipment, at cost                                                4,044,013                 4,473,365
Less Accumulated depreciation                                                  1,832,611                 2,090,619
                                                                         ------------------------------------------
          Property and equipment, net                                          2,211,402                 2,382,746
                                                                         ==========================================
TOTAL ASSETS                                                                $ 27,474,242              $ 29,140,637
                                                                         ==========================================



See notes to unaudited condensed consolidated financial statements.
                                        3

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              April 30,                 July 30,
                                                                                1999                      1999
                                                                             ------------             -------------
                                                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                              $ 1,054,369               $ 1,051,440
Accounts payable                                                               4,853,283                 5,211,664
Billings in excess of costs and estimated earnings
  on uncompleted projects                                                      3,179,882                 2,054,445
Accrued expenses and other                                                     2,385,121                 2,934,394
                                                                          -----------------------------------------
          Total Current Liabilities                                           11,472,655                11,251,943
                                                                          -----------------------------------------
LONG-TERM DEBT AND OTHER                                                       6,997,517                 8,637,206
                                                                          -----------------------------------------
TOTAL LIABILITIES                                                             18,470,172                19,889,149
                                                                          -----------------------------------------
MINORITY INTEREST                                                                 21,930                    21,930
                                                                          -----------------------------------------
COMMITMENT AND CONTINGENCIES
WARRANTS OUTSTANDING                                                               1,200                     1,200
                                                                          -----------------------------------------

STOCKHOLDERS' EQUITY:
Capital Stock:
  Common,  $.001 par value, voting, authorized  9,000,000
    shares: issued 2,345,077 and 2,352,198, respectively                           2,345                     2,352
    (April 30, 1999 and July 30, 1999) (includes 267,667 shares to be issued on a delayed delivery schedule)
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
Additional paid in capital                                                     7,408,864                 7,425,881
Retained earnings                                                              1,570,393                 1,797,363
Foreign currency translation                                                        (662)                    2,762
                                                                          -----------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     8,980,940                 9,228,358
                                                                          -----------------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                                 $ 27,474,242              $ 29,140,637
                                                                          =========================================

See notes to unaudited condensed consolidated financial statements.
                                        4

HLM DESIGN, INC. AND AFFILIATES
CONDENDSED CONSOLIDATED STATEMENTS OF OPERATION
(UNAUDITED)


                                                                                   Three           Three
                                                                                   Months          Months
                                                                                   Ended           Ended
                                                                                  July 31,        July 30,
                                                                                    1998            1999
                                                                                ------------    ------------
REVENUES:
 Fee Income                                                                      $ 7,655,816    $ 10,664,066
 Reimbursable Income                                                                 478,306         789,129
                                                                             --------------------------------
     Total Revenues                                                                8,134,122      11,453,195
                                                                             --------------------------------
CONSULTANT EXPENSE                                                                 1,256,955       2,773,549
                                                                             --------------------------------
PROJECT EXPENSES:
  Direct Expenses                                                                    194,089         214,000
  Reimbursable expenses                                                              338,087         384,360
                                                                             --------------------------------
    Total project expenses                                                           532,176         598,360
                                                                             --------------------------------
NET PRODUCTION INCOME                                                              6,344,991       8,081,286
DIRECT LABOR                                                                       1,752,119       2,306,424
INDIRECT EXPENSES                                                                  4,036,578       5,115,503
                                                                             --------------------------------
OPERATING INCOME                                                                     556,294         659,359
                                                                             --------------------------------
OTHER EXPENSE:
   Interest Expense, net                                                             203,990         217,365
                                                                             --------------------------------
     Total Other Expense                                                             203,990         217,365
                                                                             --------------------------------
INCOME  BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEM                                                                              352,304         441,994
INCOME TAX                                                                           160,682         215,024
                                                                             --------------------------------
NET INCOME BEFORE EXTRAORDINARY ITEM                                                 191,622         226,970
EXTRAORDINARY ITEM FOR EARLY
  EXTINGUISHMENT OF DEBT, NET OF TAX OF $171,842                                     280,849
                                                                             ================================
NET INCOME (LOSS)                                                                  $ (89,227)      $ 226,970
                                                                             ================================

NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic and Diluted                                                                   $ 0.13          $ 0.10
                                                                             ================================
NET INCOME (LOSS) PER SHARE
  Basic and Diluted                                                                  $ (0.06)         $ 0.10
                                                                             ================================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic and Diluted                                                                1,489,844       2,347,503
                                                                             ================================
SUPPLEMENTAL NET INCOME (LOSS) PER SHARE:
NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM
  Basic and Diluted                                                                   $ 0.11
                                                                             ================
NET LOSS PER SHARE
  Basic and Diluted                                                                  $ (0.05)
                                                                             ================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic and Diluted                                                                1,764,012
                                                                             ================

See notes to unaudited condensed consolidated financial statements.
                                        5

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                      Common Stock             Additional                        Foreign          Total
                                 ---------------------          Paid-In         Retained        Currency      Stockholders'
                                  Shares        Amount          Capital         Earnings       Translation        Equity
                                  ------        ------          -------         --------       -----------        ------

Balance, April 30, 1999          2,345,077     $ 2,345        $ 7,408,864       $1,570,393         $ (662)      $ 8,980,940

Issuance of Common Stock             7,121           7             17,017                                            17,024
   (Note  4)

Foreign Currency Translation                                                                        3,424             3,424

Net Income                                                                         226,970                          226,970
                                 ------------------------------------------------------------------------------------------
Balance, July 30, 1999           2,352,198     $ 2,352        $ 7,425,881       $1,797,363        $ 2,762       $ 9,228,358
                                 ==========================================================================================

See notes to unaudited condensed consolidated financial statements.
                                        6

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                Three                Three
                                                                                                Months               Months
                                                                                                 Ended                Ended
                                                                                                July 31,             July 30,
                                                                                                  1998                 1999
                                                                                               ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                            $ (89,227)           $ 226,970
  Adjustments to reconcile net income (loss) to net used in operating activities:
     Extraordinary item for early extinguishment of debt                                         280,849
     Depreciation                                                                                232,266              258,008
     Amortization of goodwill                                                                     43,024               99,979
     Amortization of deferred loan fees                                                           31,056               19,637
     Other                                                                                       129,431
     Changes in certain working capital items:
       Increase in trade and other  accounts receivable                                         (362,709)            (247,964)
       Decrease (increase)  in costs and estimated earnings compared to billings
         on uncompleted contracts, net                                                           115,631           (1,476,948)
       Decrease (increase)  in prepaid expenses and other assets                                 436,166           (1,136,157)
       Increase (decrease) in accounts payable                                                  (986,016)             330,466
       Increase (decrease) in accrued expenses and other                                        (574,225)             549,273
                                                                                          ------------------------------------
           Net cash (used in) provided by operating activities                                  (743,754)          (1,376,736)
                                                                                          ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                           (178,762)            (429,352)
                                                                                          ------------------------------------
           Net cash used in investing activities                                                (178,762)            (429,352)
                                                                                          ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt                                                                                      1,750,000
  Net proceeds from issuance of common stock                                                   5,922,709
  Net increase (decrease) on short term borrowings                                              (750,000)               3,424
  Payment on long-term borrowings                                                             (2,348,401)            (113,240)
  Proceeds from issuance of warrants                                                               1,200
  Proceeds from issuance of common stock under the Employee Stock Purchase Plan                                        17,024
                                                                                          ------------------------------------
           Net cash provided by financing activities                                           2,825,508            1,657,208
                                                                                          ------------------------------------
INCREASE (DECREASE) IN CASH                                                                    1,902,992             (148,880)
CASH BALANCE:
  Beginning of period                                                                             17,369              250,575
                                                                                          ====================================
  End of period                                                                              $ 1,920,361            $ 101,695
                                                                                          ====================================
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                                                                   $ 263,509            $ 185,957
    Income tax payments                                                                        $ 139,170            $ 645,158
Noncash investing and financing transactions:
  Issuance of warrants to certain debt holders                                                   $ 1,200

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business-HLM Design, Inc. (the "Company" or "HLM Design") is a management services company incorporated March 6, 1997 for the purpose of providing management and services to architectural, engineering and planning design entities under long term management and services agreements ("MSAs"). In May 1997, HLM Design executed long term MSAs with HLM Design of North America, Inc. ("HLMNA"), HLM of the Southeast. P.C. ("HLMSE") and HLM of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMNW"). HLMSE and HLMNW were organized in 1996 and had no operations through May 1, 1998. In July 1998, HLM Design entered into an MSA with each of HLM Design of the Midwest, Inc. ("HLMMW"), HLM Design of the Midatlantic, P.C. ("HLMMA") and HLM Design of the Northeast, Architecture, Engineering and Planning, P.C. ("HLMNE"). In October1998, HLM Design entered into an MSA with JPJ Architects, Inc. ("JPJ"). In January 1999, HLM Design entered into an MSA with G.A. Design International Holdings, Ltd. ("GAIH"). HLMNA, HLMSE, HLMNW, HLMMW, HLMMA, HLMNE, JPJ and GAIH are referred to herein collectively as "Managed Firms".

         Financial Statement Presentation - The accompanying unaudited financial information for the three month periods ended July 31, 1998 and July 30, 1999 have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 30, 1999.

HLM DESIGN,  INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.       CONTRACTS IN PROGRESS
         Information relative to contracts in progress is as follows:

                                                              April 30,          July 30,
                                                                1999               1999
                                                            ------------       -------------
        Costs incurred on uncompleted projects
           (excluding overhead)                              $52,092,171         $52,573,526
        Estimated earnings thereon                            49,678,268          47,827,530
                                                            ------------       -------------
        Total                                                101,770,439         100,401,056
        Less billings to date                                 97,400,074          94,553,743
                                                            ------------       -------------
        Net underbillings                                    $ 4,370,365        $  5,847,313
                                                            ============       =============

      Net underbillings are included in the accompanying balance sheets as follows:

                                                                        April 30,          July 30,
                                                                          1999               1999
                                                                        ----------         ----------
        Costs and estimated earnings in excess of billings
            On uncompleted projects                                     $7,550,247         $7,901,758
        Billings in excess of costs and estimated earnings
            On uncompleted projects                                     (3,179,882)        (2,054,445)
                                                                        ----------         ----------
        Net underbillings                                               $4,370,365         $5,847,313
                                                                        ==========         ==========


3.       FINANCING ARRANGEMENTS
         A summary of changes in financing arrangements are as follows:
         $5,000,000 Revolving Line of Credit: As of July 30, 1999, the Company has borrowings outstanding of $4,868,335. In August 1999, the Company's revolving line of credit maturity date was extended from June 30, 2000 to August 31, 2000.


4.       STOCKHOLDERS' EQUITY
         In June 1999, 7,121 shares of stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.       HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

         HLM Design's unconsolidated balance sheet for the three month period ended July 30, 1999 is as follows:

Balance Sheet
Current assets                                             $ 6,068,377
                                                           -----------
Non-current assets                                          14,122,833
                                                           -----------
Total assets                                               $20,191,210
                                                           ===========

Current liabilities                                          7,494,557
                                                           -----------
Non-current liabilities                                      3,468,295
                                                           -----------
Total liabilities                                           10,962,852
                                                           -----------
Total stockholders' equity                                   9,228,358
                                                           -----------
Total liabilities and stockholders' equity                 $20,191,210
                                                           ===========

Income Statement
Revenues and equity in earnings of affiliate               $ 4,180,400
Net interest,  extraordinary item, tax and other expense     3,953,430
                                                           -----------
Net income                                                 $   226,970
                                                           ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS


         First Quarter 1999 Compared with First Quarter 1998


                                                         Consolidated        Consolidated
                                                         Three Months        Three Months
                                                            Ended               Ended
                                                           July 31,            July 30,
                                                             1998                1999
                                                           -----------        -----------
Revenues                                                   $ 8,134,122        $11,453,195
Consultant and project expenses                              1,789,131          3,371,909
                                                           -----------        -----------
Net production income                                        6,344,991          8,081,286
                                                           -----------        -----------
Direct labor                                                 1,752,119          2,306,424
Operating costs                                              3,993,555          5,015,525
Amortization of intangible assets                               43,023             99,978
                                                           -----------        -----------
Total costs and expenses                                     5,788,697          7,421,926
                                                           -----------        -----------
Income from operations                                         556,294            659,359
Other income (expense)
Interest expense                                               203,990            217,365
                                                           -----------        -----------
Total other expense                                            203,990            217,365
                                                           -----------        -----------
Income before income taxes and extraordinary item              352,304            441,994

Income tax expense                                             160,682            215,024
                                                           -----------        -----------
Net income before extraordinary item                           191,622            226,970
Extraordinary item for early extinguishment of debt, net
   of tax of $171,842                                          280,849
                                                           -----------        -----------
Net income (loss)                                          $   (89,227)       $   226,970
                                                           ===========        ===========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

         Revenues were $11.5 million for the three month period ended July 30, 1999 as compared to $8.1 million for the three month period ended July 31, 1998. This increase of 40.8% is principally attributable to the acquisition of JPJ in October 1998.

            Direct costs primarily include consultant costs and reimbursable project expenses total $3.4 million, or 29.4% of revenues, for the three month period ended July 30, 1999 as compared to $1.8 million, or 22.0% of revenues, for the three month period ended July 31, 1998. This increase as a percent of revenue is due to an increased use of consultants to meet project requirements (24.2%and 15.5% of revenue for the three month periods ended July 30, 1999 and July 31, 1998, respectively). This increase is primarily due to JPJ's use of consultants since November 1998. Management believes that JPJ will continue to use consultants which will cause direct costs as a percent of revenues to increase in future periods as JPJ consultant expenses are reflected for a twelve month period.

         Direct labor cost was $2.3 million, or 28.5% of net production income, for the three month period ended July 30, 1999 as compared to $1.8 million, or 27.6% of net production income, for the three month period ended July 31, 1998.

         Indirect expenses were $5.1 million, or 63.3% of net production income, for the three month period ended July 30, 1999 as compared to $4.0 million, or 63.6% of net production income, for the three month period ended July 31, 1998. This decrease as a percent of net production income is principally due to a decrease in marketing expenses, office expenses, and publicly held expenses which is partially offset by an increase due to a one-time nonrecurring expense due to the relocation of the firm's Dallas office as a result of its lease expiration.

         Amortization of intangible assets was $99,979 for the three months ended July 30, 1999 as compared to $43,024 for the three months ended July 31, 1998. This increase is attributable to amortization expense arising from the acquisition of JPJ and GAIH in October 1998 and January 1999, respectively.

         Interest expense was $0.2 million for the three month period ended July 30, 1999 as compared to $0.2 million for the three month period ended July 31, 1998. The Company repaid approximately $3.0 million in debt from the proceeds of its Offering.

         Income tax expense was $0.2 million for the three month period ended July 30, 1999 as compared to $0.2 million for the three month period ended July 31, 1998. The effective income tax rate was 48.6% and 45.6% for the three month periods ended July 30, 1999 and July 31, 1998, respectively. This effective rate is higher principally due to increased goodwill amortization.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         At July 30, 1999, the Company's current assets of $17.2 million exceeded current liabilities of $11.3 million resulting in working capital of $5.9 million. During the three month period ended July 30, 1999, the Company used $1.4 million in operating activities primarily due to the increase in costs and estimated earnings compared to billings on uncompleted projects and prepaid expenses and other assets which was partially offset by an increase in accounts payable and accrued expenses and other. The Company used $0.4 million for investing activities, primarily the purchase of equipment. In addition, the Company generated $1.7 million in financing activities primarily from borrowings under the Company's revolving line of credit.

         The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As a management company, HLM Design will be responsible for the financing of working capital growth, capital growth and other cash needs of its managed firms. In August 1999, the Company's $5.0 million revolving line of credit maturity date was extended from June 30, 2000 to August 31, 2000. As of July 30, 1999, the Company has borrowings outstanding under this line of credit of $4.9 million.

         The Company has received verbal indication from its lender, First Charter National Bank ("FCNB") of its willingness to increase the Company's revolving line of credit from $5.0 million to $6.0 million; however, FCNB has not entered into any commitment to do so. The Company believes that its revolving line of credit and anticipated funds from future operations will be sufficient to meet the Company's operating needs for at least the next twelve months. However, in order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its ability to implement its growth strategy will be adversely affected.

YEAR 2000 COMPLIANCE

          Some computer systems will not be able to process dates beyond 1999 and will need to be modified or replaced prior to the year 2000. Many of the Company's information technology purchases were made after January 1997, and management believes the Company's internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. Year 2000 issues are also addressed as the Company's network and internal systems are upgraded in the normal course of business. As of July 30, 1999, the Company's expenditures toward year 2000 compliance has been minimal and management does not expect its additional expenditures directly related to year 2000 compliance to exceed $100,000. Management continually reassesses the estimated costs and status of the Company's year 2000 compliance effort.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

          The Company began conducting verification testing of all its internal information technology and information systems in 1998. The testing is a multi-phased process which includes, but is not limited to, simulating several key dates and times in the year 2000 and performing normal daily activities. The infrastructure, servers and workstations, as well as primary software systems, have been tested and validated using this process. The final phase is scheduled to be completed in late 1999.

        While management believes that its hardware and software applications are year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. The Company is monitoring all key vendors and suppliers for year 2000 compliance by various methods including, but not limited to, gathering information from detailed surveys sent by the Company to each key vendor. Most of the Company's significant suppliers and vendors have advised the Company that they are, or anticipate being, year 2000 compliant. If, however, other software applications of other suppliers or of local exchange carriers, long distance carriers, service providers, competitive access providers, or others on whose services the Company depends are not year 2000 compliant, a material adverse effect on the Company's financial condition and results of operations could result. The Company is not aware of any significant vendor who may be unable to provide service to the Company as a result of year 2000 non-compliance. The Company currently has a disaster recovery plan in place which will serve as a foundation for its contingency plan in the event some suppliers and vendors are not year 2000 compliant. The full contingency plan is currently being developed and will be complete late in 1999.

PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this Form 10-Q are:

Exhibit No.     Description
-----------     -----------

27              Financial Data Schedule



(b) HLM Design has not filed any reports on Form 8-K during the period covered by this report.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HLM DESIGN, INC.
                                      (Registrant)


Date: September 13, 1999         By:  /s/  Joseph M. Harris
      ------------------              ---------------------
                                      Joseph M. Harris
                                      President, Chairman and Director


Date: September 13, 1999        By: /s/ Vernon B. Brannon
      ------------------            ---------------------
                                    Vernon B. Brannon
                                    Senior Vice President, Chief Financial
                                      Officer, Treasurer, Assistant Secretary
                                      And Director