Form 10-Q
period 1999-10-29
HLM DESIGN INC
filed 1999-12-13
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 29, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                                   Outstanding at December 2, 1999
-------------------                                   -------------------------------
Common stock, par value $.001 per share                        2,086,942 shares

HLM DESIGN, INC. AND AFFILIATES
INDEX TO FORM 10-Q

                                                                                            PAGE
                                                                                             NO.
PART I - FINANCIAL INFORMATION
ITEM 1.      Financial Statements
             Condensed Consolidated Balance Sheets - April 30, 1999 and
              October 29, 1999                                                                3

             Condensed Consolidated Statements of Income - Six Month Periods
              Ended October 30, 1998 and October 29, 1999 and Three Month
              Periods Ended October 30, 1998 and October 29, 1999                             5

             Condensed Consolidated Statement of Stockholders' Equity - Six
              Month Period Ended October 29, 1999                                             6

             Condensed Consolidated Statements of Cash Flows - Six Month
              Periods Ended October 30, 1998 and October 29, 1999                             7

             Notes to Unaudited Condensed Consolidated Financial Statements                   8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                                       11


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                                 17

ITEM 6.  Exhibits and  Reports on Form 8-K                                                   17

SIGNATURES                                                                                   18

PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          April 30,               October 29,
                                                                            1999                     1999
                                                                            ----                     ----
                                                                                                  (Unaudited)
ASSETS:
Current Assets:
Cash                                                                        $ 250,575                $ 118,620
Trade and other receivables, less allowance for
   doubtful accounts at April 30, 1999 and October 29, 1999
   of $341,692 and $401,641, respectively                                   8,311,068                9,061,692
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                                7,550,247                8,023,902
Prepaid expenses and other                                                    482,740                  488,208
                                                                   --------------------------------------------
          Total Current Assets                                             16,594,630               17,692,422
                                                                   --------------------------------------------

Other Assets:
Goodwill, net                                                               7,442,301                7,879,814
Other                                                                       1,225,909                1,364,629
                                                                   --------------------------------------------
          Total Other Assets                                                8,668,210                9,244,443
                                                                   --------------------------------------------

Property and Equipment:
  Leasehold improvements                                                    1,114,337                1,442,808
  Furniture and fixtures                                                    1,291,633                1,606,778
  Assets under capital leases                                               1,638,043                1,853,857
                                                                   --------------------------------------------
Property and Equipment, at cost                                             4,044,013                4,903,443
Less Accumulated depreciation and amortization                              1,832,611                2,433,992
                                                                   --------------------------------------------
          Property and equipment, net                                       2,211,402                2,469,451
                                                                   --------------------------------------------
TOTAL ASSETS                                                             $ 27,474,242             $ 29,406,316
                                                                   ============================================


See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                          April 30,               October 29,
                                                                            1999                     1999
                                                                            ----                     ----
                                                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                          $ 1,054,369              $ 6,241,251
Accounts payable                                                           4,853,283                6,988,783
Billings in excess of costs and estimated earnings
  on uncompleted projects                                                  3,179,882                1,445,741
Accrued expenses and other                                                 2,385,121                1,760,897
                                                                       ---------------------------------------
          Total Current Liabilities                                       11,472,655               16,436,672
                                                                       ---------------------------------------
LONG-TERM DEBT AND OTHER                                                   6,997,517                3,459,189
                                                                       ---------------------------------------
TOTAL LIABILITIES                                                         18,470,172               19,895,861
                                                                       ---------------------------------------
MINORITY INTEREST                                                             21,930                      600
                                                                       ---------------------------------------
WARRANTS OUTSTANDING                                                           1,200                    1,200
                                                                       ---------------------------------------

STOCKHOLDERS' EQUITY:
Capital Stock:
  Common,  $.001 par value, voting, authorized  9,000,000
    shares: issued 2,345,077 and 2,354,609, respectively                       2,345                    2,355
    (April 30, 1999 and October 29, 1999) (includes 267,667 shares to be issued on a delayed delivery schedule)
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
Additional paid in capital                                                 7,408,864                7,431,962
Retained earnings                                                          1,570,393                2,067,272
Accumulated other comprehensive (loss) income                                   (662)                   7,066
                                                                       ---------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 8,980,940                9,508,655
                                                                       ---------------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                             $ 27,474,242             $ 29,406,316
                                                                       =======================================


See notes to unaudited condensed consolidated financial statements.


HLM DESIGN, INC. AND AFFILIATES
CONDENDSED CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)
                                                          Six             Six               Three          Three
                                                         Months          Months             Months         Months
                                                         Ended           Ended              Ended           Ended
                                                      October 30,     October 29,        October 30,    October 29,
                                                         1998            1999               1998            1999
                                                         ----            ----               ----            ----
REVENUES:
 Fee Income                                            $ 14,845,136    $ 22,137,677        $ 7,189,320   $ 11,473,611
 Reimbursable Income                                        799,410       1,640,759            321,104        851,630
                                                    --------------------------------   -------------------------------
     Total Revenues                                      15,644,546      23,778,436          7,510,424     12,325,241
                                                    --------------------------------   -------------------------------
CONSULTANT EXPENSE                                        2,142,048       6,004,259            885,093      3,230,710
                                                    --------------------------------   -------------------------------
PROJECT EXPENSES:
  Direct Expenses                                           345,968         354,828            151,879        140,828
  Reimbursable expenses                                     568,437         901,023            230,350        516,663
                                                    --------------------------------   -------------------------------
    Total project expenses                                  914,405       1,255,851            382,229        657,491
                                                    --------------------------------   -------------------------------
NET PRODUCTION INCOME                                    12,588,093      16,518,326          6,243,102      8,437,040
DIRECT LABOR                                              3,601,546       4,853,626          1,849,427      2,547,202
INDIRECT EXPENSES                                         7,852,607      10,227,418          3,816,864      5,111,915
                                                    --------------------------------   -------------------------------
OPERATING INCOME                                          1,133,940       1,437,282            576,811        777,923
                                                    --------------------------------   -------------------------------
OTHER EXPENSE:
   Interest Expense, net                                    328,382         472,162            123,557        254,797
                                                    --------------------------------   -------------------------------
     Total Other Expense                                    328,382         472,162            123,557        254,797
                                                    --------------------------------   -------------------------------
INCOME  BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEM                                                     805,558         965,120            453,254        523,126
INCOME TAX                                                  364,151         468,241            203,469        253,217
                                                    --------------------------------   -------------------------------
NET INCOME BEFORE EXTRAORDINARY ITEM                        441,407         496,879            249,785        269,909
EXTRAORDINARY ITEM FOR EARLY
  EXTINGUISHMENT OF DEBT, NET OF TAX OF $171,842            280,849
                                                    ================================   ===============================
NET INCOME                                                $ 160,558       $ 496,879          $ 249,785      $ 269,909
                                                    ================================   ===============================

NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic and Diluted                                          $ 0.24          $ 0.21             $ 0.12         $ 0.11
                                                    ================================   ===============================
NET INCOME PER SHARE
  Basic and Diluted                                          $ 0.09          $ 0.21             $ 0.12         $ 0.11
                                                    ================================   ===============================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic and Diluted                                       1,812,339       2,350,248          2,075,087      2,352,993
                                                    ================================   ===============================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                    Accumulated
                                                                       Additional                      Other              Total
                                                   Common Stock         Paid-In       Retained     Comprehensive      Stockholders'
                                              Shares         Amount     Capital       Earnings     (Loss) Income          Equity
                                              ------         ------     -------       --------     -------------          ------

Balance, April 30, 1999                      2,345,077      $ 2,345   $ 7,408,864   $ 1,570,393         $ (662)       $ 8,980,940

Issuance of Common Stock                         9,532           10        23,098                                          23,108
   (Note  5)

Comprehensive Income-
  Foreign Currency Translation Adjustment                                                                7,728              7,728

Net Income                                                                              496,879                           496,879
                                            ----------------------------------------------------------------------------------------
Balance, October 29, 1999                    2,354,609      $ 2,355   $ 7,431,962   $ 2,067,272        $ 7,066        $ 9,508,655
                                            ========================================================================================


See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                       Six                  Six
                                                                                                 Months               Months
                                                                                                  Ended                Ended
                                                                                              October 30,          October 29,
                                                                                                  1998                 1999
                                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                         $ 160,558            $ 496,879
  Adjustments to reconcile net income to net cash used in operating activities:
     Extraordinary item for early extinguishment of debt                                               280,849                    -
     Depreciation                                                                                      464,532              419,949
     Amortization of goodwill                                                                           86,097              201,439
     Amortization of deferred loan fees                                                                 42,703               39,275
     Other                                                                                             117,450                    -
     Changes in assets and liabilities, net of effects from purchase of acquired companies:
       Decrease (increase) in trade and other  accounts receivable                                     863,724             (733,024)
       Increase  in costs and estimated earnings compared to billings
         on uncompleted contracts, net                                                              (1,065,871)          (1,892,640)
       Decrease (increase)  in prepaid expenses and other assets                                        46,969              (76,514)
       Increase (decrease) in accounts payable                                                        (866,191)           1,870,176
       Decrease in accrued expenses and other                                                         (570,232)          (1,082,178)
                                                                                          ------------------------------------------
           Net cash used in operating activities                                                      (439,412)            (756,638)
                                                                                          ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                 (638,749)            (569,075)
  Payment for purchase of minority interest in GAIH                                                          -              (21,330)
  Payment for purchase of acquired companies, net of cash acquired                                  (1,834,279)            (153,993)
                                                                                          ------------------------------------------
           Net cash used in investing activities                                                    (2,473,028)            (744,398)
                                                                                          ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing on line of credit                                                                      951,335            1,800,000
  Net proceeds from issuance of common stock                                                         5,922,709                    -
  Net decrease on short term borrowings                                                               (750,000)                   -
  Payment on long-term borrowings                                                                   (2,509,051)            (454,027)
  Proceeds from issuance of warrants                                                                     1,200                    -
  Proceeds from issuance of common stock under the Employee Stock Purchase Plan                              -               23,108
                                                                                          ------------------------------------------
           Net cash provided by financing activities                                                 3,616,193            1,369,081
                                                                                          ------------------------------------------
INCREASE (DECREASE) IN CASH                                                                            703,753             (131,955)
CASH BALANCE:
  Beginning of period                                                                                   17,369              250,575
                                                                                          ------------------------------------------
  End of period                                                                                      $ 721,122            $ 118,620
                                                                                          ==========================================
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                                                                         $ 460,175            $ 382,272
    Income tax payments                                                                              $ 184,526            $ 703,943
Noncash investing and financing transactions:
  Issuance of warrants to certain debt holders                                                         $ 1,200
  Acquisition of JPJ Architects, Inc.:
     Notes payable issued to JPJ Architects, Inc. shareholders                                       $ 872,320
     Fair value of assets acquired and liabilities assumed, net                                      $ 180,150
    Common stock to be issued on delayed delivery schedule                                         $ 1,071,000

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business-HLM Design, Inc. (the "Company" or "HLM Design") is a management services company incorporated March 6, 1997 for the purpose of providing management and services to architectural, engineering and planning design entities under long term management and services agreements ("MSAs"). In May 1997, HLM Design executed long term MSAs with HLM Design of North America, Inc. ("HLMNA"), HLM of the Southeast. P.C. ("HLMSE") and HLM of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMNW"). HLMSE and HLMNW were organized in 1996 and had no operations through May 1, 1998. In July 1998, HLM Design entered into an MSA with each of HLM Design of the Midwest, Inc. ("HLMMW"), HLM Design of the Midatlantic, P.C. ("HLMMA") and HLM Design of the Northeast, Architecture, Engineering and Planning, P.C. ("HLMNE"). In October 1998, HLM Design entered into an MSA with JPJ Architects, Inc. ("JPJ"). In January 1999, HLM Design entered into an MSA with G.A. Design International Holdings, Ltd. ("GAIH"). JPJ and GAIH are subsidiaries of the Company that were acquired on October 30, 1998 and January 30, 1999 respectively. In September 1999, the Company acquired ESS Architects, Inc. ("ESS"). HLMNA, HLMSE, HLMNW, HLMMW, HLMMA, HLMNE, JPJ, GAIH and ESS are referred to herein collectively as "Managed Firms". In order to simplify the MSAs, in November 1999, HLMMA, HLMNW and HLMSE merged into HLMNE. HLMNE's name was changed to HLM Design Architecture, Engineering and Planning, P.C. In addition, HLMMW's name was changed to HLM Design USA, Inc.

         Financial Statement Presentation - The accompanying unaudited financial information for the three and six month periods ended October 30, 1998 and October 29, 1999 has been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 30, 1999.

HLM DESIGN,  INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.       CONTRACTS IN PROGRESS
         Information relative to contracts in progress is as follows:

                                                     April 30,         October 29,
                                                       1999               1999
                                                       ----               ----
        Costs incurred on uncompleted projects
           (excluding overhead)                  $52,092,171         $54,501,739
        Estimated earnings thereon                 49,678,268          50,963,826
                                                 ------------       -------------
        Total                                    101,770,439         105,465,565
        Less billings to date                      97,400,074          98,887,404
                                                 ------------       -------------
        Net underbillings                         $ 4,370,365        $  6,578,161
                                                 ============       =============

      Net underbillings are included in the accompanying balance sheets as follows:

                                                              April 30,        October 29,
                                                                1999               1999
                                                                ----               ----
        Costs and estimated earnings in excess of billings
            On uncompleted projects                           $7,550,247         $8,023,902
        Billings in excess of costs and estimated earnings
            On uncompleted projects                           (3,179,882)        (1,445,741)
                                                              ----------         ----------
        Net underbillings                                     $4,370,365         $6,578,161
                                                              ==========         ==========

3.       ACQUISITIONS

         ESS ARCHITECTS, INC.
         On September 16, 1999, HLM Design purchased all the issued and outstanding common stock of ESS for a combination of cash and promissory notes for a total of $425,000. The purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on their estimated fair value at the acquisition date resulting in an allocation of goodwill of approximately $515,450. Such allocations may ultimately be different than amounts referenced herein depending on final valuations.

4.       FINANCING ARRANGEMENTS
         A summary of changes in financing arrangements are as follows:
         $5,000,000 Revolving Line of Credit: As of October 29, 1999, the Company has borrowings outstanding of $4,918,335. This loan matures on August 31, 2000.

         Notes Payable: In November 1999, the Company entered into a secured $250,000 debt agreement with the Lender. This note bears interest at prime plus 1 percent and matures on February 8, 2000.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.       STOCKHOLDERS' EQUITY
         In September 1999, 2,411 shares of stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

         In September 1999, the Company purchased the remaining 5 percent of the issued and outstanding common stock of GAIH for $25,960.

         On July 21, 1999, 28,400 stock options were issued to certain Company employees at a grant price of $3.61.


6.       HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

         HLM Design's unconsolidated balance sheet as of and for the six month period ended October 29, 1999 is as follows:

         Balance Sheet
         Current assets                                             $15,072,626
                                                                    -----------
         Non-current assets                                           9,029,340
                                                                    -----------
         Total assets                                               $24,101,966
                                                                    ===========

         Current liabilities                                         13,357,497
                                                                    -----------
         Non-current liabilities                                      1,235,814
                                                                    -----------
         Total liabilities                                           14,593,311
                                                                    -----------
         Total stockholders' equity                                   9,508,655
                                                                    -----------
         Total liabilities and stockholders' equity                 $24,101,966
                                                                    ===========

         Statement of Income
         Equity in earnings of affiliate                            $   552,923
         Net interest, income tax and other expense                      56,044
                                                                    -----------
         Net income                                                 $   496,879
                                                                    ===========


7.       NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES. This Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Management originally intended to adopt this provision effective January 30, 1999. However, based on further review of the pronouncement and the potential impact on the Company which can not be currently determined, management has deferred adoption of the pronouncement. The Statement will become effective for the Company's second quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

                                     Consolidated        Consolidated       Consolidated       Consolidated
                                     Three Months        Three Months        Six Months         Six Months
                                         Ended              Ended              Ended              Ended
                                      October 30,        October 29,         October 30,      October 29,
                                         1998                1999               1998               1999
                                         ----                ----               ----               ----
Revenues                            $ 7,510,424          $12,325,241       $15,644,546         $23,778,436
Consultant and project expenses       1,267,322            3,888,201         3,056,453           7,260,110
                                    -----------          -----------       -----------         -----------
Net production income                 6,243,102            8,437,040        12,588,093          16,518,326
                                    -----------          -----------       -----------         -----------
Direct labor                          1,849,427            2,547,202         3,601,546           4,853,626
Operating costs                       3,773,791            5,010,455         7,766,510          10,025,979
Amortization of intangible assets        43,073              101,460            86,097             201,439
                                    -----------          -----------       -----------         -----------
Total costs and expenses              5,666,291            7,659,117        11,454,153          15,081,044
                                    -----------          -----------       -----------         -----------
Income from operations                  576,811              777,923         1,133,940           1,437,282
Interest expense, net                   123,557              254,797           328,382             472,162
                                    -----------          -----------       -----------         -----------
Total other expense                     123,557              254,797           328,382             472,162
                                    -----------          -----------       -----------         -----------
Income before income taxes and
Extraordinary item                      453,254              523,126           805,558             965,120

Income tax expense                      203,469              253,217           364,151             468,241
                                    -----------          -----------       -----------         -----------
Net income before extraordinary
item                                    249,785              269,909           441,407             496,879
Extraordinary item for early
extinguishment
of debt, net of tax of $171,842                                                280,849
                                    -----------          -----------       -----------         -----------
Net income                          $   249,785            $ 269,909         $ 160,558           $ 496,879
                                    ===========          ===========       ===========         ===========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 29, 1999 AND OCTOBER 30, 1998

         Revenues were $12.3 million for the three month period ended October 29, 1999 as compared to $7.5 million for the three month period ended October 30, 1998. This increase of 64% is attributable to the acquisition of JPJ in October 1998 and to internal growth.

            Direct costs which primarily include consultant costs and reimbursable project expenses totaling $3.9 million, or 32% of revenues, for the three month period ended October 29, 1999 as compared to $1.3 million, or 17% of revenues, for the three month period ended October 30, 1998. This increase as a percent of revenue is due to an increased use of consultants to meet project requirements (26% and 12% of revenue for the three month periods ended October 29, 1999 and October 30, 1998, respectively), primarily due to JPJ's use of consultants since November 1998. Management believes that JPJ will continue to use consultants which will cause direct costs as a percent of revenues to increase in future periods as JPJ consultant expenses are reflected for a twelve month period.

         Direct labor cost was $2.5 million, or 30% of net production income, for the three month period ended October 29, 1999 as compared to $1.8 million, or 30% of net production income, for the three month period ended October 30, 1998. Management believes that although the volume of architecture, planning and engineering services has increased, it is offset by (a) an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases; and (b) a reduction in certain higher margin projects.

         Operating costs were $5.0 million, or 59% of net production income, for the three month period ended October 29, 1999 as compared to $3.8 million, or 60% of net production income, for the three month period ended October 30, 1998. This decrease as a percent of net production income is principally due to a decrease in certain recurring expenses relating to the Company's obligations as a public company as well as the Company's internally performing several functions that has previously been outsourced. This decrease is partially offset by (a) an increase in education and seminars due to the Company's increased focus on training and education of its employees; (b) an increase in depreciation expense due to the Company's increased focus on improvement of certain computer and related equipment; and (c) an increase in certain salary and related costs as a result of market competition for certain professionals.

         Amortization of intangible assets was $101,460 for the three months ended October 29, 1999 as compared to $43,073 for the three months ended October 30, 1998. This increase is attributable to amortization expense arising from the acquisition of JPJ and GAIH in October 1998 and January 1999, respectively.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

         Interest expense was $0.3 million for the three month period ended October 29, 1999 as compared to $0.1 million for the three month period ended October 30, 1998. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisitions of JPJ and GAIH which is partially offset by the repayment of approximately $3.0 million in debt from the proceeds of its initial public offering in June of 1998 (the "Offering").

         Income tax expense was $0.3 million for the three month period ended October 29, 1999 as compared to $0.2 million for the three month period ended October 30, 1998. The effective income tax rate was 48% and 45% for the three month periods ended October 29, 1999 and October 30, 1998, respectively. This effective tax rate is higher principally due to increased goodwill amortization.


FOR THE SIX MONTHS ENDED OCTOBER 29, 1999 AND OCTOBER 30, 1998

         Revenues were $23.8 million for the six month period ended October 29, 1999 as compared to $15.6 million for the six month period ended October 30, 1998. This increase of 52% is attributable to the acquisition of JPJ in October 1998 and to internal growth.

            Direct costs (primarily including consultant costs and reimbursable project expenses) totaling $7.3 million, or 31% of revenues, for the six month period ended October 29, 1999 as compared to $3.1 million, or 20% of revenues, for the six month period ended October 30, 1998. This increase as a percent of revenue is due to an increased use of consultants to meet project requirements (25% and 14% of revenue for the six month periods ended October 29, 1999 and October 30, 1998, respectively), primarily due to JPJ's use of consultants since November 1998. Management believes that JPJ will continue to use consultants which will cause direct costs as a percent of revenues to increase in future periods as JPJ consultant expenses are reflected for a twelve month period.

         Direct labor cost was $4.9 million, or 30% of net production income, for the six month period ended October 29, 1999 as compared to $3.6 million, or 29% of net production income, for the six month period ended October 30, 1998. Management believes that although volume of architecture, planning and engineering services has increased, it is offset by (a) an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases and (b) a reduction in certain higher margin projects.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

         Operating costs were $10.0 million, or 61% of net production income, for the six month period ended October 29, 1999 as compared to $7.8 million, or 62% of net production income, for the six month period ended October 30, 1998. This decrease as a percent of net production income is principally due to (a) a decrease in certain recurring expenses relating to the Compny's obligation as a public company as well as the Company's internally performing several functions that had previously been outsourced; and (b) a decrease in office supplies due to additional costs related to implementation of an updated corporate identity in the prior year. This decrease is partially offset by (a) an increase in education and seminars due to the Company's increased focus on training and education of its employees and (b) an increase in depreciation expense due to the Company's increased focus on improvement of certain computer and related equipment.

         Amortization of intangible assets was $201,439 for the six months ended October 29, 1999 as compared to $86,097 for the six months ended October 30, 1998. This increase is attributable to amortization expense arising from the acquisitions of JPJ and GAIH in October 1998 and January 1999, respectively.

         Interest expense was $0.5 million for the six month period ended October 29, 1999 as compared to $0.3 million for the six month period ended October 30, 1998. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisition of JPJ and GAIH which is partially offset by the repayment of approximately $3.0 million in debt from the proceeds of its Offering.

         Income tax expense was $0.5 million for the six month period ended October 29, 1999 as compared to $0.4 million for the six month period ended October 30, 1998. The effective income tax rate was 49% and 45% for the six month periods ended October 29, 1999 and October 30, 1998, respectively. This effective rate is higher principally due to increased goodwill amortization.


LIQUIDITY AND CAPITAL RESOURCES

         At October 29, 1999, the Company's current assets of $17.7 million exceeded current liabilities of $16.4 million resulting in net working capital of $1.3 million. Working capital has declined since April 30, 1999 as a result of the classification of certain debt as current. During the six month period ended October 29, 1999, the Company used $0.8 million in operating activities primarily due to the increase in costs and estimated earnings compared to billings on uncompleted projects and accounts receivable as well as a decrease in accrued expenses and other. This use of cash provided by operating activities is partially offset by an increase in accounts payable. The Company used $0.7 million for investing activities, primarily the purchase of equipment as well as payment for purchase of ESS in September 1999. In addition, the Company generated $1.8 million in financing activities primarily from borrowings under the Company's revolving line of credit.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As a management company, HLM Design will be responsible for the financing of working capital growth, capital growth and other cash needs of its managed firms. In August 1999, the Company's $5.0 million revolving line of credit maturity date was extended from June 30, 2000 to August 31, 2000. As of October 29, 1999, the Company has borrowings outstanding under this line of credit of $4.9 million. In November 1999, the Company entered into a $250,000 debt agreement with a maturity date of February 8, 2000.

         The Company is working with several lenders to obtain additional capital in order to finance any future acquisitions. The Company expects to receive several proposals during late December 1999 in order to determine the ultimate financing arrangements. In order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its ability to implement its growth strategy will be adversely affected. The Company believes that its revolving line of credit and anticipated funds from future operations will be sufficient to meet the Company's operating needs for at least the next twelve months.

YEAR 2000 COMPLIANCE

          Some computer systems will not be able to process dates beyond 1999 and will need to be modified or replaced prior to the year 2000. Many of the Company's information technology purchases were made after January 1997, and management believes the Company's internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. Year 2000 issues are also addressed as the Company's network and internal systems are upgraded in the normal course of business. As of October 29, 1999, the Company's expenditures toward year 2000 compliance has been minimal and management does not expect its additional expenditures directly related to year 2000 compliance to exceed $40,000. Management continually reassesses the estimated costs and status of the Company's year 2000 compliance effort.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         In the opinion of management, there has been no material change in market risk since April 30, 1999.

PART II-OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on September 22, 1999 for the purpose of electing five directors and ratifying the appointment of independent accountants. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Election of directors for terms indicated:

                                   Years of Annual Meeting of
                                        Stockholders that
                                          Term Expires                    Shares Voted                      Shares
              Name                                                           "For"                        "Withheld"
              ----                                                           -----                        ----------
D. Shannon LeRoy                              2000                         1,928,307                         8,100
James E. Finley                               2001                         1,928,307                         8,100
L. Fred Pounds                                2001                         1,928,807                         7,600
Joseph M. Harris                              2002                         1,928,807                         7,600
Vernon B. Brannon                             2002                         1,928,807                         7,600

Proposal 2:

Ratification of appointment of Deloitte & Touche LLP as the Company's independent accountants was approved with the following vote:


            Shares Voted                 Shares Voted                  Shares
               "For"                       "Against"                "Abstaining"
               -----                       ---------                ------------
             1,929,191                       1,800                      5,416


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this Form 10-Q are:

Exhibit No.     Description
-----------     -----------

10.62 Promissory Note made by the Company in favor of First Charter National Bank dated as of November 10, 1999.

27              Financial Data Schedule

(b) HLM Design has not filed any reports on Form 8-K during the period covered by this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HLM DESIGN, INC.
                                       (Registrant)


Date: December  13, 1999          By: /s/  Joseph M. Harris
      ------------------              ---------------------
                                      Joseph M. Harris
                                      President, Chairman and Director


Date: December  13, 1999          By: /s/ Vernon B. Brannon
      ------------------              ---------------------
                                      Vernon B. Brannon
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer, Assistant Secretary
                                      And Director