Form 10-Q
period 2000-01-28
HLM DESIGN INC
filed 2000-03-13
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 28, 2000

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No
   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                              Outstanding at March 7, 2000
-------------------                              ----------------------------
Common stock, par value $.001 per share                2,096,165 shares

HLM DESIGN, INC. AND AFFILIATES
INDEX TO FORM 10-Q

                                                                                         PAGE
                                                                                          NO.

PART I - FINANCIAL INFORMATION
ITEM 1.      Financial Statements
             Condensed Consolidated Balance Sheets - April 30, 1999 and
                      January 28, 2000                                                     3

             Condensed Consolidated Statements of Income - Nine Month Periods
                   Ended January 29, 1999 and January 28, 2000 and Three Month
                   Periods Ended January 29, 1999 and January 28, 2000                     5

             Condensed Consolidated Statement of Stockholders' Equity - Nine
                    Month Period Ended January 28, 2000                                    6

              Condensed Consolidated Statements of Cash Flows - Nine Month
                     Periods Ended January 29, 1999 and January 28, 2000                   7

              Notes to Unaudited Condensed Consolidated Financial Statements               8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                               12

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                       16

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and  Reports on Form 8-K                                                17

SIGNATURES                                                                                18

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                April 30,        January 28,
                                                                                  1999              2000
                                                                                  ----              ----
                                                                                                 (Unaudited)
ASSETS:
Current Assets:
Cash                                                                            $ 250,575          $ 83,700
Trade and other receivables, less allowance for
   doubtful accounts at April 30, 1999 and January 28, 2000
   of $341,692 and $401,641, respectively                                       8,311,068         9,913,959
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                                    7,550,247         8,707,771
Prepaid expenses and other                                                        482,740           581,895
                                                                      --------------------------------------
          Total Current Assets                                                 16,594,630        19,287,325
                                                                      --------------------------------------

Other Assets:
Goodwill, net                                                                   7,442,301         8,227,620
Other                                                                           1,225,909           938,942
                                                                      --------------------------------------
          Total Other Assets                                                    8,668,210         9,166,562
                                                                      --------------------------------------

Property and Equipment:
  Leasehold improvements                                                        1,114,337         1,491,193
  Furniture and fixtures                                                        1,291,633         1,762,151
  Assets under capital leases                                                   1,638,043         1,953,205
                                                                      --------------------------------------
Property and equipment, at cost                                                 4,044,013         5,206,549
Less Accumulated depreciation and amortization                                  1,832,611         2,754,496
                                                                      --------------------------------------
          Property and equipment, net                                           2,211,402         2,452,053
                                                                      --------------------------------------
TOTAL ASSETS                                                                 $ 27,474,242      $ 30,905,940
                                                                      ======================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                April 30,        January 28,
                                                                                  1999              2000
                                                                                  ----              ----
                                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                               $ 1,054,369       $ 1,325,363
Accounts payable                                                                4,853,283         8,012,710
Billings in excess of costs and estimated earnings
  on uncompleted projects                                                       3,179,882         1,106,050
Accrued expenses and other                                                      2,385,121         3,043,305
                                                                   -----------------------------------------
          Total Current Liabilities                                            11,472,655        13,487,428
                                                                   -----------------------------------------
LONG-TERM DEBT AND OTHER                                                        7,020,647         7,724,009
                                                                   -----------------------------------------
TOTAL LIABILITIES                                                              18,493,302        21,211,437
                                                                   -----------------------------------------

STOCKHOLDERS' EQUITY:
Capital Stock:
  Common,  $.001 par value, voting, authorized  9,000,000
    shares: issued 2,345,077 and 2,354,609, April 30, 1999                          2,345             2,355
     and January 28, 2000, respectively (includes 267,667 and
     258,444 shares to be issued on a delayed delivery schedule at April 30, 1999 and January 28, 2000, respectively)
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
Additional paid in capital and other                                            7,408,864         7,431,962
Retained earnings                                                               1,570,393         2,259,354
Accumulated other comprehensive income (loss)                                        (662)              832
                                                                   -----------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      8,980,940         9,694,503
                                                                   -----------------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                                  $ 27,474,242      $ 30,905,940
                                                                   =========================================


See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                            Nine            Nine                Three           Three
                                                            Months          Months              Months          Months
                                                            Ended           Ended               Ended           Ended
                                                         January 29,     January 28,         January 29,     January 28,
                                                            1999            2000                1999            2000
REVENUES:
 Fee Income                                               $ 24,540,622    $ 35,212,629         $ 9,695,487    $ 13,074,952
 Reimbursable Income                                         1,531,030       2,883,291             731,620       1,242,532
                                                       --------------------------------    --------------------------------
     Total Revenues                                         26,071,652      38,095,920          10,427,107      14,317,484
                                                       --------------------------------    --------------------------------
CONSULTANT EXPENSE                                           4,685,098      10,782,675           2,543,050       4,778,416
                                                       --------------------------------    --------------------------------
PROJECT EXPENSES:
  Direct Expenses                                              576,282         587,959             230,314         233,131
  Reimbursable expenses                                        950,821       1,564,673             382,384         663,650
                                                       --------------------------------    --------------------------------
    Total project expenses                                   1,527,103       2,152,632             612,698         896,781
                                                       --------------------------------    --------------------------------
NET PRODUCTION INCOME                                       19,859,451      25,160,613           7,271,359       8,642,287
DIRECT LABOR                                                 5,767,302       7,403,527           2,165,755       2,549,901
INDIRECT EXPENSES                                           12,346,606      15,701,374           4,493,165       5,473,956
                                                       --------------------------------    --------------------------------
OPERATING INCOME                                             1,745,543       2,055,712             612,439         618,430
                                                       --------------------------------    --------------------------------
OTHER EXPENSE:
   Interest Expense, net                                       525,175         757,893             197,628         285,731
                                                       --------------------------------    --------------------------------
     Total Other Expense                                       525,175         757,893             197,628         285,731
                                                       --------------------------------    --------------------------------
INCOME  BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEM                                                      1,220,368       1,297,819             414,811         332,699
INCOME TAX                                                     573,573         608,858             209,422         140,617
                                                       --------------------------------    --------------------------------
NET INCOME BEFORE EXTRAORDINARY ITEM                           646,795         688,961             205,389         192,082
EXTRAORDINARY ITEM FOR EARLY
  EXTINGUISHMENT OF DEBT, NET OF TAX OF $171,842               280,849
                                                       --------------------------------    --------------------------------
NET INCOME                                                   $ 365,946       $ 688,961           $ 205,389       $ 192,082
                                                       ================================    ================================

NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic and Diluted                                             $ 0.33          $ 0.29              $ 0.09          $ 0.08
                                                       ================================    ================================
NET INCOME PER SHARE
  Basic and Diluted                                             $ 0.18          $ 0.29              $ 0.09          $ 0.08
                                                       ================================    ================================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic and Diluted                                          1,981,784       2,351,702           2,315,087       2,354,609
                                                       ================================    ================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                                                                                                       Accumulated
                                                     Common Stock          Additional                     Other            Total
                                                     ------------           Paid-In        Retained   Comprehensive    Stockholders'
                                                 Shares       Amount        Capital        Earnings   (Loss) Income        Equity
                                                 ------       ------        -------        --------   -------------        ------

Balance, April 30, 1999                        2,345,077     $ 2,345    $ 7,408,864    $ 1,570,393        $ (662)     $ 8,980,940

Issuance of Common Stock                           9,532          10         23,098                                        23,108
   (Note  5)

Comprehensive Income-
  Foreign Currency Translation Adjustment                                                                  1,494            1,494

Net Income                                                                                 688,961                        688,961
                                             ------------------------------------------------------------------------------------
Balance, January 28, 2000                      2,354,609     $ 2,355    $ 7,431,962    $ 2,259,354         $ 832      $ 9,694,503
                                             ====================================================================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                            Nine                 Nine
                                                                                                      Months               Months
                                                                                                      Ended                Ended
                                                                                                   January 29,          January 28,
                                                                                                       1999                 2000
                                                                                                       ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                         $ 365,947            $ 688,961
  Adjustments to reconcile net income to net cash used in operating activities:
     Extraordinary item for early extinguishment of debt                                               280,849
     Depreciation                                                                                      441,594              637,738
     Amortization of intangible assets                                                                 167,332              312,394
     Amortization of deferred loan fees                                                                 62,340               58,912
     Changes in assets and liabilities, net of effects from purchase of acquired companies:
       Increase in trade and other  accounts receivable                                                (86,593)          (1,585,291)
       Increase  in costs and estimated earnings compared to billings
         on uncompleted contracts, net                                                              (2,240,178)          (3,231,356)
       Decrease in prepaid expenses and other assets                                                   522,378              227,516
       Increase (decrease) in accounts payable                                                         (17,274)           2,931,205
       Increase (decrease) in accrued expenses and other                                              (350,119)            (748,370)
                                                                                          ------------------------------------------
           Net cash used in operating activities                                                      (853,724)            (708,291)
                                                                                          ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                 (657,042)            (769,466)
  Payment for purchase of minority interest in GAIH                                                                         (21,330)
  Payment for purchase of GA Design International Holdings Ltd                                        (357,830)
  Payment for purchase of JPJ Architects, Inc., net of cash acquired                                (1,332,030)
  Payment for purchase of ESS Architects, Inc., net of cash acquired                                                       (153,993)
                                                                                          ------------------------------------------
           Net cash used in investing activities                                                    (2,346,902)            (944,789)
                                                                                          ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing on line of credit and short term borrowings                                            394,586            2,050,000
  Net proceeds from issuance of common stock                                                         5,922,709
  Payment on short term borrowings                                                                    (750,000)
  Payment on long-term borrowings                                                                   (2,381,528)            (586,903)
  Proceeds from issuance of warrants                                                                     1,200
  Proceeds from issuance of common stock under the Employee Stock Purchase Plan                                              23,108
                                                                                          ------------------------------------------
           Net cash provided by financing activities                                                 3,186,967            1,486,205
                                                                                          ------------------------------------------
DECREASE IN CASH                                                                                       (13,659)            (166,875)
CASH BALANCE:
  Beginning of period                                                                                   17,369              250,575
                                                                                          ------------------------------------------
  End of period                                                                                        $ 3,710             $ 83,700
                                                                                          ==========================================
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                                                                         $ 537,893            $ 956,924
    Income tax payments                                                                               $ 21,116            $ 717,475
Noncash investing and financing transactions:
  Issuance of warrants to certain debt holders                                                         $ 1,200
  Acquisition of JPJ Architects, Inc.:
     Notes payable issued to JPJ Architects, Inc. shareholders                                       $ 872,320
     Fair value of assets acquired and liabilities assumed, net                                      $ 180,150
    Common stock to be issued on delayed delivery schedule                                         $ 1,071,000

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS - HLM Design, Inc. (the "Company" or "HLM Design") is a management services company that provides management and services to architectural, engineering and planning design entities under long term management and services agreements ("MSAs"). As of January 28, 2000, the Company had wholly-owned subsidiaries of HLM Design and affiliates as follows:

          o   HLM Design of North America, Inc. ("HLMNA")
          o   HLM Design USA, Inc. ("HLMUSA")
          o   HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP")
          o   JPJ Architects, Inc. ("JPJ")
          o   G.A. Design International Holdings, Ltd. ("GAIH")
          o   ESS Architects, Inc. ("ESS")

         HLMNA, HLMUSA, HLMAEP, JPJ, GAIH and ESS are referred to herein collectively as "Managed Firms". In December 1999, ESS was merged into HLMUSA.

         FINANCIAL STATEMENT PRESENTATION - The accompanying unaudited financial information for the three and nine-month periods ended January 29, 1999 and January 28, 2000 has been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 30, 1999.

         STOCKHOLDER REDEMPTION RIGHTS - Pursuant to the right of certain affiliate shareholders, under nominee shareholder agreements, to redeem their interests, the Company has recognized a liability (and goodwill) in the amount of approximately $470,000. Because certain of these rights may be exercised prior to December 31, 2000, approximately $350,000 of this liability is included within current liabilities in the accompanying balance sheet.

         In the initial consolidation of the Company and HLMNA, the Company eliminated the common stock and additional paid-in-capital of HLMNA against goodwill. Upon further evaluation, the Company reclassified in consolidation the common stock and additional paid-in-capital of HLMNA as a liability and an increase in goodwill of approximately $470,000 in the quarter ended January 28, 2000. The effect on prior year's financial position and results of operations is not material. The effect on future periods will be to increase goodwill amortization by $30,000 on an annual basis.

HLM DESIGN,  INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       CONTRACTS IN PROGRESS
         Information relative to contracts in progress is as follows:

                                                                 April 30,         January 28,
                                                                   1999               2000
                                                                   ----               ----
        Costs incurred on uncompleted projects
           (excluding overhead)                              $ 52,092,171        $ 60,460,728
        Estimated earnings thereon                             49,678,268          54,197,439
                                                             ------------       -------------
        Total                                                 101,770,439         114,658,167
        Less billings to date                                  97,400,074         107,056,446
                                                             ------------       -------------
        Net underbillings                                     $ 4,370,365        $  7,601,721
                                                             ============       =============

   Net underbillings are included in the accompanying balance sheets as follows:

                                                                            April 30,        January 28,
                                                                              1999               2000
                                                                              ----               ----
        Costs and estimated earnings in excess of billings
            On uncompleted projects                                     $7,550,247         $8,707,771
        Billings in excess of costs and estimated earnings
            On uncompleted projects                                     (3,179,882)        (1,106,050)
                                                                        ------------       -----------
        Net underbillings                                               $4,370,365         $7,601,721
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

HLM DESIGN,  INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       FINANCING ARRANGEMENTS
         A summary of changes in financing arrangements are as follows:
         $5,000,000 Revolving Line of Credit with First Charter National Bank ("First Charter"): As of January 28, 2000, the Company has borrowings outstanding of $4,918,335. This loan was scheduled to mature on August 31, 2000.

         Notes Payable with First Charter: In November 1999, the Company entered into a secured $250,000 debt agreement with the lender. This note bears interest at prime plus 1 percent and was scheduled to mature on February 8, 2000.

         On February 7, 2000, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20,000,000 with its lender. The three financing arrangements are discussed below:
         a. Revolving Credit: The maximum revolving advance amount is $17,000,000. The amount available to borrow is calculated based on the aging of certain assets. This loan matures in February 2003. This revolving credit facility bears interest at the sum of the Eurodollar rate plus 2.75%. A portion of the revolver was used to repay the First Charter revolver of $4,918,335 and the note payable of $250,000.
         b. Term loan: The amount of the loan is $2,000,000. This loan matures in February 2003 and bears interest at a maximum of prime plus 2%. A portion of the proceeds from this term loan was used to repay $1,820,514 in indebtedness to Berthel Fisher & Company Leasing, Inc. ("Berthel Fisher").
         c. Capital Expenditure Loan. The maximum capital expenditure amount is $1,000,000. The amount is available for the financing of equipment used in the Company's business. This loan matures in February 2005 and bears interest at a maximum of prime plus 1%.

         Substantially all assets are pledged under this financing arrangement. This financing arrangement requires certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments.

         As a result of the firm commitment to refinance the First Charter and Berthel Fisher debt, all amounts of the First Charter and Berthel Fisher debt outstanding at January 28, 2000 were reclassified as long-term.

         In the fourth quarter, the early extinguishment of the Berthel Fisher and the First Charter debt noted above resulted in an extraordinary charge of approximately $226,000, net of income taxes of approximately $199,000, that consisted of write-off of related unamortized financing costs.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       STOCKHOLDERS' EQUITY
         During the first three quarters ended January 28, 2000, 9,532 shares of stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

         In September 1999, the Company purchased the remaining 5 percent of the issued and outstanding common stock of GAIH for $25,960.

         On July 21, 1999, 28,400 stock options were issued to certain Company employees at a grant price of $3.61 under the Company's 1998 Stock Option Plan.

6.       HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

         HLM Design's unconsolidated balance sheet as of and for the nine month period ended January 28, 2000 is as follows:

         Balance Sheet
         Current assets                                 $15,939,793
                                                        -----------
         Non-current assets                              10,027,816
                                                        -----------
         Total assets                                   $25,967,609
                                                        ===========

         Current liabilities                              9,836,830
                                                        -----------
         Non-current liabilities                          6,436,276
                                                        -----------
         Total liabilities                               16,273,106
                                                        -----------
         Total stockholders' equity                       9,694,503
                                                        -----------
         Total liabilities and stockholders' equity     $25,967,609
                                                        ===========

         Statement of Income
         Equity in earnings of affiliate                $ 1,327,973
         Net interest, income tax and other expense         639,012
                                                        -----------
         Net income                                     $   688,961
                                                        ===========

7.       NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES". SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE FOR FASB STATEMENT NO. 133", which delays the Company's effective date until the second quarter of the fiscal year ending April 2002. Management is currently calculating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

                                             Three Months  Three Months   Nine Months   Nine Months
                                                 Ended         Ended         Ended         Ended
                                              January 29,   January 28,   January 29,   January 28,
                                                  1999          2000          1999          2000
                                                  ----          ----          ----          ----
Revenues                                      $10,427,107   $14,317,484   $26,071,652   $38,095,920
Consultant and project expenses                 3,155,748     5,675,197     6,212,201    12,935,307
                                              -----------   -----------   -----------   -----------
Net production income                           7,271,359     8,642,287    19,859,451    25,160,613
                                              -----------   -----------   -----------   -----------
Direct labor                                    2,165,755     2,549,901     5,767,302     7,403,527
Operating costs                                 4,411,930     5,363,001    12,179,274    15,388,980
Amortization of intangible assets                  81,235       110,955       167,332       312,394
                                              -----------   -----------   -----------   -----------
Total costs and expenses                        6,658,920     8,023,857    18,113,908    23,104,901
                                              -----------   -----------   -----------   -----------
Income from operations                            612,439       618,430     1,745,539     2,055,712
Interest expense, net                             197,628       285,731       525,175       757,893
                                              -----------   -----------   -----------   -----------
Income before income taxes and
Extraordinary item                                414,811       332,699     1,220,368     1,297,819
Income tax expense                                209,422       140,617       573,573       608,858
                                              -----------   -----------   -----------   -----------
Net income before extraordinary item              205,389       192,082       646,795       688,961
Extraordinary item for early extinguishment
of debt, net of tax of $171,842                                               280,849
                                              -----------   -----------   -----------   -----------
Net income                                    $   205,389   $   192,082   $   365,946   $   688,961
                                              ===========   ===========   ===========   ===========



EBITDA (1)                                    $   669,900   $   947,174   $ 2,354,469   $ 3,005,844
                                              ===========   ===========   ===========   ===========


(1) EBITDA represents net income before interest expense, income taxes, depreciation, amortization and extraordinary items. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 28, 2000 AND JANUARY 29, 1999

         Revenues were $14.3 million for the three month period ended January 28, 2000 as compared to $10.4 million for the three month period ended January 29, 1999. This increase is due to internal growth in existing operations.

            Direct costs which primarily include consultant costs and reimbursable project expenses total $5.7 million, or 40% of revenues, for the three month period ended January 28, 2000 as compared to $3.2 million, or 30% of revenues, for the three month period ended January 29, 1999. This increase as a percentage of revenue is due to an increased use of consultants to meet project requirements primarily due to the tight labor market. Management believes that this trend may continue which will cause direct costs as a percent of revenues to increase in future periods.

         Direct labor cost was $2.6 million, or 30% of net production income, for the three month period ended January 28, 2000 as compared to $2.2 million, or 30% of net production income, for the three month period ended January 29, 1999. Although the volume of architecture, planning and engineering services has increased, it is offset by (a) an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases; and (b) a reduction in certain higher margin projects.

         Operating costs were $5.4 million, or 62% of net production income, for the three month period ended January 28, 2000 as compared to $4.4 million, or 61% of net production income, for the three month period ended January 29, 1999. This increase as a percentage of net production income is principally due to increases (a) in indirect labor as a result of a slowdown in work in November and December imposed by several commercial clients while they concentrated on Y2K issues and winter storms across the country that closed several offices; (b) in education and seminars due to the Company's expanded training and education program for its employees; and (c) in depreciation expense due to the Company's investment in certain computer and related equipment. This increase as a percentage of net production income is partially offset by a decrease in certain recurring expenses relating to the Company's obligations as a public company as well as the Company's internally performing several functions that have previously been outsourced.

         Amortization of intangible assets was $110,955 for the three months ended January 28, 2000 as compared to $81,235 for the three months ended January 29, 1999. This increase is attributable to amortization expense arising from the acquisition GAIH and ESS in January 1999 and September 1999, respectively.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Interest expense was $0.3 million for the three month period ended January 28, 2000 as compared to $0.2 million for the three month period ended January 29, 1999. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisitions of JPJ, GAIH and ESS.

         Income tax expense was $0.1 million for the three month period ended January 28, 2000 as compared to $0.2 million for the three month period ended January 29, 1999. The effective income tax rate was 42% and 51% for the three month periods ended January 28, 2000 and January 29, 1999, respectively. This effective tax rate is lower principally due to the changes in the effect of state income taxes.


FOR THE NINE MONTHS ENDED JANUARY 28, 2000 AND JANUARY 29, 1999

         Revenues were $38.1 million for the nine month period ended January 28, 2000 as compared to $26.1 million for the nine month period ended January 29, 1999. This increase of 46% is attributable to internal growth in existing operations and prior year acquisitions.

            Direct costs (primarily including consultant costs and reimbursable project expenses) total $12.9 million, or 34% of revenues, for the nine month period ended January 28, 2000 as compared to $6.2 million, or 24% of revenues, for the nine month period ended January 29, 1999. This increase as a percentage of revenue is due to an increased use of consultants to meet project requirements partially due to the acquisitions since November1998 as well as the tight labor market. Management believes that this trend may continue which will cause direct costs as a percentage of revenues to increase in future periods.

         Direct labor cost was $7.4 million, or 29% of net production income, for the nine month period ended January 28, 2000 as compared to $5.8 million, or 29% of net production income, for the nine month period ended January 29, 1999. Although the volume of architecture, planning and engineering services has increased, it is offset by (a) an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases and (b) a reduction in certain higher margin projects.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Operating costs were $15.4 million, or 61% of net production income, for the nine month period ended January 28, 2000 as compared to $12.2 million, or 61% of net production income, for the nine month period ended January 29, 1999. Operating costs as a percentage of net production income has been negatively impacted in the current period by (a) an increase in indirect labor as a result of a slowdown in work in November and December imposed by several commercial clients while they concentrated on Y2K issues and winter storms across the country that closed several offices; (b) an increase in education and seminars due to the Company's increased focus on training and education of its employees; and (c) an increase in depreciation expense due to the Company's increased focus on improvement of certain computer and related equipment. Conversely, operating costs as a percentage of net production income was positively impacted in the current period by a decrease in certain recurring expenses relating to the Company's obligations as a public company as well as the Company's internally performing several functions that have previously been outsourced.

         Amortization of intangible assets was $0.3 million for the nine months ended January 28, 2000 as compared to $0.2 million for the nine months ended January 29, 1999. This increase is attributable to amortization expense arising from the acquisitions of JPJ and GAIH in October 1998 and January 1999, respectively.

         Interest expense was $0.8 million for the nine month period ended January 28, 2000 as compared to $0.5 million for the nine month period ended January 29, 1999. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisition of JPJ and GAIH which is partially offset by the repayment of approximately $3.0 million in debt from the proceeds of its Offering.

         Income tax expense was $0.6 million for the nine month period ended January 28, 2000 as compared to $0.6 million for the nine month period ended January 29, 1999. The effective income tax rate was 47% and 47% for the nine month periods ended January 28, 2000 and January 29, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         At January 28, 2000, the Company's current assets of $19.3 million exceeded current liabilities of $13.5 million resulting in net working capital of $5.8 million. During the nine month period ended January 28, 2000, the Company used $0.7 million in operating activities primarily due to the increase in costs and estimated earnings compared to billings on uncompleted projects and accounts, partially offset by an increase in accounts payable. The Company used $0.9 million for investing activities, primarily the purchase of equipment, as well as payment for the purchase of ESS in September 1999. The Company generated $1.5 million in financing activities primarily from borrowings under the Company's revolving line of credit which was partially offset by payment on certain long-term borrowings.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As a management company, HLM Design will be responsible for the financing of working capital growth, capital growth and other cash needs of its managed firms.

        On February 7, 2000, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20,000,000 with its lender. The three financing arrangements are discussed below:
         a. Revolving Credit: The maximum revolving advance amount is $17,000,000. The amount available to borrow is calculated based on the aging of certain assets. This loan matures in February 2003. This revolving credit facility bears interest at the sum of the Eurodollar rate plus 2.75%. A portion of the revolver was used to repay a previously outstanding revolver of $4,918,335 and a note payable of $250,000 that were included on the Company's January 28, 2000 balance sheet.
         b. Term loan amount is $2,000,000. This loan matures in February 2003 and bears interest at a maximum of prime plus 2%. A portion of the proceeds from this term loan was used to repay $1,820,514 in indebtedness to Berthel Fisher.
         c. Capital Expenditure Loan. The maximum capital expenditure amount is $1,000,000. The amount is available for the financing of equipment used in the Company's business. This loan matures in February 2005 and bears interest at a maximum of prime plus 1%.

         Substantially all assets are pledged under this financing arrangement. This financing arrangement requires certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments.

         The Company believes that its revolving line of credit and anticipated funds from future operations will be sufficient to meet the Company's operating needs for at least the next twelve months.

YEAR 2000 COMPLIANCE

Prior to December 31, 1999, the Company had instituted a comprehensive Year 2000 review for compliance both internal and with all key vendors and suppliers. The transition to Year 2000 resulted in no significant disruptions to the Company's operations. Since many of the Company's information technology purchases were made after January 1997, the Company's computer systems were expected to be Year 2000 compliant. Specifically, no significant expenditures were incurred as a result of Year 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         In the opinion of management, there has been no material change in market risk since April 30, 1999.

PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a) The exhibits filed as part of this Form 10-Q are:

Exhibit No.   Description
-----------   -----------

27            Financial Data Schedule


(b) Reports on Form 8-K

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HLM DESIGN, INC.
                                                 (Registrant)


Date: March  13, 2000                    By:  /s/  Joseph M. Harris
      ---------------                         ---------------------
                                                  Joseph M. Harris
                                                  President, Chairman
                                                  and Director


Date: March  13, 2000                   By: /s/ Vernon B. Brannon
      ---------------                       ---------------------
                                               Vernon B. Brannon
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Treasurer, Assistant Secretary
                                               And Director