Form 10-K
period 2000-04-28
HLM DESIGN INC
filed 2000-07-26
CIK 1049129

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

For the fiscal year ended April 28, 2000
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from to ---------------  to ---------------

Commission file number 001-14137
                       ---------

                               HLM Design, Inc.
            (Exact Name of Registrant as Specified in Its Charter)



                  Delaware                        56-2018819
       (State or Other Jurisdiction of          I.R.S. Employer
       Incorporation or Organization)          Identification No.)

            121 West Trade Street
                 Suite 2950
          Charlotte, North Carolina                 28202
  (Address of Principal Executive Offices)       (Zip Code)


                                (704) 358-0779
             (Registrant's telephone number, including area code)

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:


                                   Name of Each Exchange
       Title of Each Class          on Which Registered
-------------------------------- ------------------------
  $.001 Par Value Common Stock    American Stock Exchange

                                ---------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                    --------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At July 11, 2000, the aggregate market value of the voting stock held by non-affiliates was $5,871,692, based on the closing sales price of the registrant's Common Stock on that date, of $4.00 per share. As of July 11, 2000, the registrant had a total of 2,105,438 shares of Common Stock outstanding.

     Documents incorporated by reference. Portions of the registrant's proxy statement for the annual meeting of stockholders to be held September 14, 2000 have been incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS



                                                                                                      Page
                                                                                                     -----
Part I
Item 1.    Business .................................................................................   3
Item 2.    Properties ...............................................................................   7
Item 3.    Legal Proceedings ........................................................................   7
Item 4.    Submission of Matters to a Vote of Security Holders ......................................   7
Part II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ................   8
Item 6.    Selected Financial Data ..................................................................   8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ....  10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...............................  14
Item 8.    Financial Statements and Supplementary Data ..............................................  14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....  14
Part III
Item 10.   Directors and Executive Officers of the Registrant .......................................  15
Item 11.   Executive Compensation ...................................................................  15
Item 12.   Security Ownership of Certain Beneficial Owners and Management ...........................  15
Item 13.   Certain Relationships and Related Transactions ...........................................  15
Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................  16
Index to Financial Statements ....................................................................     F-1
Signatures .......................................................................................     F-19

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


Explanatory Note

     Unless otherwise indicated, all information in this report gives effect to
(a) an effective 12.75-to-1 stock split (effected in a series of transactions) (the "Stock Split") of the Registrant's common stock, par value $.001 per share (the "Common Stock") completed, and (b) the exercise of certain warrants (as defined herein) exercised, prior to the consummation of the Registrant's initial public offering as described herein (the "IPO" or "Offering") in June 1998. Unless the context otherwise requires, references herein to the "Company" mean HLM Design, Inc.; references to a "Management and Services Agreement" mean a long-term agreement between the Company and an architectural, engineering and planning firm (an "AEP Firm") as described herein; and references to the "Managed Firms" mean HLMNA, HLMUSA, HLMAEP, JPJ, GAIH and BL&P (each as defined below) and such other AEP Firms with which the Company shall, from time to time, enter into Management and Services Agreements. "HLM" is a registered trademark of the Company.

                                    PART I

Item 1. Business

Overview

     HLM Design, Inc., headquartered in Charlotte, North Carolina, is a management company that enters into management and services relationships with full service architecture, engineering and planning firms. It was formed in March 1997 to pursue a strategy of consolidating non-professional operations and providing management expertise to individual AEP Firms. The Company has chosen to focus on full service AEP Firms because it believes these firms offer a competitive advantage -- the ability to provide a full line of high-quality, cost-effective services. HLM Design believes it is the first company to pursue such a consolidation strategy in order to take advantage of operating efficiencies and provide geographic and service diversification for clients. By establishing management and services relationships, HLM Design is adopting a successful strategy used to consolidate other professional service industries.

     The Managed Firms provide a broad spectrum of design services to public and private clients in the United States and internationally. At April 28, 2000, the Managed Firms were as follows:


   o HLM Design of North America, Inc. ("HLMNA");
   o HLM Design USA, Inc. ("HLMUSA") -- In May 1999, HLM Holdings, Inc.'s name was changed to HLM Design USA, Inc. In November 1999, HLM Design of the Midwest, Inc. was merged into HLMUSA. In December 1999, ESS Architects, Inc. ("ESS") was merged into HLMUSA;
   o HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP") -- HLM Design of the Northeast, Architecture, Engineering and Planning, P.C.'s ("HLMNE") name was changed to HLM Design Architecture, Engineering and Planning, P.C.. In November 1999, HLM Design of the Midatlantic, P.C., HLM Design of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMNW") and HLM of the Southeast, P.C. ("HLMSE") merged into HLMNE;
   o JPJ Architects, Inc. ("JPJ"); and
   o G.A. Design International Holdings, Ltd. ("GAIH").

In addition, as of April 29, 2000, the Company acquired and established a management and services agreement with BL&P Engineers, Inc. ("BL& P"). JPJ, GAIH and BL&P are subsidiaries of the Company.

     These firms operate in 11 offices located in Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Orlando, Florida; Bethesda, Maryland; Denver, Colorado; San Francisco, California; Dallas, Texas; Philadelphia, Pennsylvania; Charlotte, North Carolina; and London, UK. The Company is headquartered in Charlotte, North Carolina. The Company is not itself engaged in the practice of architecture, engineering, and planning.


The Managed Firms

     The Managed Firms provide a broad spectrum of design services to public and private clients in the United States and internationally through a wide range of professionals, including architects, mechanical, electrical, structural and civil engineers, landscape architects, interior designers, and construction administration personnel. The Company believes that its management strategy will assist in attracting new AEP Firms as a result of two major trends: (1) the increasing complexity, cost and competitiveness of the design practice conducted by AEP Firms requiring operating and cost efficiencies and
(2) AEP Firms' need for access to a wider pool of geographically dispersed professionals in order to provide solutions for the evolving needs of their clients.


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


     Healthcare:


   o 405 healthcare clients
   o 205 health facility master plans
   o 120 ambulatory care centers
   o 80 ambulatory surgery centers
   o 120 academic medical centers and teaching hospitals
   o 67 cancer centers
   o 69 women's facilities
   o 15 replacement hospitals
   o 50 medical office buildings


     Justice:

   o Nearly 8.5 million square feet of courts and associated agency space
   o Almost 300 courtrooms: appeals, district, magistrate, and bankruptcy
   o Over 15 juried awards for Excellence in Justice Architecture
   o 10 million square feet of prisons and jails
   o More than $700 million in construction of prisons and jails


     Research/high technology:

   o Over 50 major facilities
   o Over 6,000,000 square feet
   o Totaling over $850,000,000 in construction


     Corporate/commercial:

   o Over 100 corporate office buildings
   o 136 facilities for financial institutions totaling over 30,500,000 square feet
   o Over 400 interior design and renovation projects
   o 26 data centers totaling 3,330,000 square feet
   o 20 industrial facilities


     Education:

   o Over 88 projects for 50 colleges, community colleges, and universities
   o Over 250 primary and secondary school projects


     Hospitality:

   o 160 hospitality projects
   o 79 international projects
   o 119 hotels
   o 54 restaurants and clubs


Operating Strategy

     As a management company, the Company's relationship with the Managed Firms is contractual. It has no ownership interest in the Managed Firms except for JPJ, GAIH and BL&P. As a result, stockholders in the Company will have no direct or indirect ownership interest in the Managed Firms except for JPJ, GAIH and BL&P.

     The Company's strategy is to expand revenues through (1) the development of new long-term Management and Services Agreements with full-service AEP firms throughout the United States and internationally and (2) the expansion of services by Managed Firms to existing clients.

     The creation of a management relationship between the Company and a Managed Firm involves, among other things, the signing of a Management and Services Agreement between the Company and the Managed Firm. Under the terms of the Management and Services Agreement, the Company is the sole and exclusive manager and administrator of all of the Managed Firm's day-to-day business functions. These functions include: financial planning, facilities, equipment and supplies, managed and administrative services (including bookkeeping and accounts), general administrative services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements pertaining to the provision of architectural and engineering services by Managed Firms to third parties, personnel, maintenance, architectural and engineering recruiting and training, insurance, billing, and marketing support. In connection with these services, the Company receives all but 1% of the firm's positive cash flow (as determined in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis). See " -- HLM Design Operations -- Management and Services Agreements."

     In addition to the Management and Services Agreements, the Company requires individual stockholders of Managed Firms to enter into Stockholders' Agreements, which provide the stockholders of those entities with nominee stockholder status. Generally, the Stockholders' Agreements provide for the following: (i) the repurchase by the Managed Firm of the stockholder's stock upon such stockholder's death, (ii) restrictions on transferability of the stock, (iii) a "call-right" on the stock by the Managed Firm and (iv) a voting agreement among the stockholders and the Managed Firm. See " -- HLM Design Operations -- Stockholders' Agreements."

     Joseph M. Harris and Vernon B. Brannon, executive officers and stockholders of the Company, are also the principal stockholders of the non-subsidiary Managed Firms and are the principal officers of all the Managed Firms. As officers, they caused the Managed Firms to enter into Management and Services Agreements with the Company, and as stockholders of certain of the Managed Firms they entered into Stockholders' Agreements (as described below).


Growth Strategy

     During the current fiscal year the Company continued its aggressive, yet disciplined, expansion program by pursuing Management and Services Agreements with (i) large "regional" AEP Firms with established operating histories located in large metropolitan and high-growth suburban geographic markets that the Company does not currently serve and (ii) small firms that provide operational diversity in geographic areas that will complement the services that are either currently provided by the Company in such geographic areas or that are intended to be provided in the future. The Company believes its approach is attractive to these large and small AEP Firms because it provides these firms with economies of scale and the synergies that result from increased purchasing power, a greater breadth of services, an increased pool of professionals and geographical diversity. Furthermore, this strategy will give these regional and local AEP Firms, as a part of the Company's organization, the ability to provide services to existing and future clients with national operations that might otherwise have turned to "non-local" firms to service their needs. The goal is for the Company to be the single source provider for large national clients with geographically diverse operations.

     Since May 1, 1999, the Company has completed two acquisitions:

   o On September 16, 1999, the acquisition of ESS was completed. ESS' focus in the healthcare market adds an existing client base and an operating base in San Francisco from which to service existing and potential new HLM Design clients. The Company purchased all the issued and outstanding common stock of ESS for a combination of cash and promissory notes for a total of $425,000.

   o On April 29, 2000, the acquisition of BL&P was completed. BL&P adds engineering disciplines to the existing Dallas office and leadership for the Managed Firms' national engineering effort. The Company purchased all the issued and outstanding stock of BL&P and related goodwill for $1.46 million in cash, subordinated promissory notes bearing interest at 7 percent per annum in the aggregate amount of $2.0 million and aggregate of 50,000 shares of the Company's common stock.

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


HLM Design Operations

     Pursuant to its Management and Services Agreements, the Company manages all aspects of the Managed Firm but does not provide professional architectural, engineering and planning services. The provision of these services is controlled by the Managed Firms themselves. The Company enhances growth of the Managed Firms by assisting in the recruitment of new professionals and by expanding and adding ancillary services.

     One of the Company's goals is to negotiate national arrangements and provide cost savings to Managed Firms through economies of scale in areas such as professional liability insurance, supplies, equipment and business functions.


     Management and Services Agreements

     The Management and Services Agreements with the Managed Firms are for a period of 40 years. Although these agreements are terminable by the Company, with or without cause, upon 60 days' notice to the Managed Firms (with the approval of a majority of the Board of Directors and a majority of its independent directors), they cannot be terminated by the Managed Firms without a material default or bankruptcy by the Company. Under these agreements, the Company is appointed as the sole and exclusive manager and administrator of all of the Managed Firms' day-to-day business functions. The Company has no authority, directly or indirectly, to perform any of the Managed Firms' operations that are required by law to be performed by duly licensed architects and engineers. The Managed Firms retain ownership of all contracts with clients. Additionally, the Company has the authority to approve or deny, on behalf of the Managed Firm, any and all proposals by stockholders of such firm to encumber, sell, pledge, give or otherwise transfer the capital stock of the Managed Firm, as well as the authority to approve issuances of common stock or incurrence of indebtedness.


     Stockholders' Agreements

     Individual stockholders of Managed Firms (not including JPJ, GAIH and BL&P, which are subsidiaries of the Company) have entered into Stockholders' Agreements, which generally restrict the ability of these stockholders to exercise certain rights commonly associated with ownership of common stock and effectively provide stockholders of such entities with nominee stockholder status. Generally, such Stockholders' Agreements provide that:

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

     In addition, the Stockholders' Agreements contain an acknowledgment on the part of each stockholder that it is in the parties' best interest that certain of the Managed Firm's administrative and managerial functions be performed pursuant to a Management and Services Agreement with the Company and that in order to ensure consistency and continuity in the management of the firm's business and affairs, with respect to all matters pertaining to the initiation of stock "calls" and the approval or denial of proposed stock transfers, the Managed Firm will in all cases act in accordance with the written recommendation of the Company. The Stockholders' Agreements provide that they may be terminated upon the occurrence of any of the following events:

      (i) cessation of the Managed Firm's business;

      (ii) bankruptcy, receivership or dissolution of the Managed Firm; or

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


Employees

     As of April 28, 2000, the Company and the Managed Firms together employed approximately 310 persons of which approximately 120 were registered professionals (engineers, architects and others). None of the Company's employees or the Managed Firm's employees is represented by a labor union. The Company considers its relations with its employees and the employees of the Managed Firms to be satisfactory.

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


Item 2. Properties

     The Company's principal executive offices are located at 121 West Trade Street, Suite 2950, Charlotte, North Carolina, where the Company leases 12,292 square feet. Its telephone number is (704) 358-0779. Its lease of such offices expires in 2005. In addition to the Company's principal executive offices, the Company or the Managed Firms lease office space in San Francisco, California; Denver, Colorado; Orlando, Florida; Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Bethesda, Maryland; Philadelphia, Pennsylvania; Dallas, Texas and London, UK.


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


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fiscal quarter ended April 28, 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Prior to June 12, 1998, the Company was privately held and there was no market for the Common Stock. Effective June 12, 1998, the Common Stock began trading on the NASDAQ Small Cap Market under the symbol "HLMD". Effective January 14, 2000, the Common Stock began trading on the American Stock Exchange ("AMEX") under the symbol "HMD." As of July 11, 2000, 2,105,438 shares of Common Stock were outstanding and issued to a total of approximately 760 record and beneficial holders.

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




                                                High        Low
                                             ---------- ----------
        April 30, 1999
--------------------------------------------
        First Quarter (Since June 12, 1998)    $ 6.25     $ 5.00
        Second Quarter .....................   $ 6.25     $ 3.88
        Third Quarter ......................   $ 5.63     $ 4.25
        Fourth Quarter .....................   $ 5.13     $ 3.38
        April 28, 2000
---------------------------------------------
        First Quarter ......................   $ 4.38     $ 2.81
        Second Quarter .....................   $ 4.00     $ 2.75
        Third Quarter ......................   $ 4.00     $ 2.50
        Fourth Quarter .....................   $ 5.19     $ 3.25

Recent Sales of Unregistered Securities; Use of Proceeds

     As of October 30, 1998 in connection with the acquisition of JPJ, as of January 29, 1999 in connection with the acquisition of GAIH, and as of April 29, 2000 in connection with the acquisition of BL&P, the Company agreed to issue to the respective sellers 240,000 shares, 27,667 shares and 50,000 shares of Common Stock, respectively, on a delayed delivery basis (9,223 of such shares relating to the GAIH acquisition having been issued as of January 29,
2000). In each case, such shares will be issued in reliance upon the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof.

     For additional information concerning such transactions and for information concerning the use of proceeds of the Company's initial public offering (the "Offering") (Registration Statement No. 333-40617, effective June 12, 1998), see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Financial Statements included elsewhere herein.


Item 6. Selected Financial Data

     The following selected financial data for the Predecessor Company (as defined below) for each of the two fiscal years ended April 25, 1997 are derived from audited financial statements. The selected financial data (Predecessor Company) for the one month ended May 30, 1997 are derived from the unaudited financial statements of HLMNA. The selected financial data for the year ended May 1, 1998 are derived from the audited consolidated financial statements of the Company, which reflect the results of operations of the Company for twelve months and the results of operations of HLMNA, HLMSE and HLMNW for the eleven month period from May 31, 1997 to May 1, 1998. The selected financial data for the years ended April 30, 1999 and April 28, 2000 are derived from audited consolidated financial statements of the Company and the Managed Firms. All of the data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes included elsewhere herein.

                                                             (Predecessor Company) (1)
                                                 --------------------------------------------------
                                                        For the Years Ended
                                                 ---------------------------------     One Month
                                                                                         Ended
                                                     April 26,        April 25,         May 30,
                                                       1996             1997             1997
                                                 ---------------- ---------------- ----------------
Revenue ........................................   $ 28,554,424     $ 26,754,710     $  2,233,036
Costs and expenses:
 Direct cost of revenue ........................     14,261,952       13,376,251          898,979
 Operating costs ...............................     13,104,278       12,414,739        1,163,141
 ESOP expenses .................................        584,202          408,765               --
 Amortization of intangible assets .............         99,145          107,670            9,571
                                                   ------------     ------------     ------------
  Total costs and expenses .....................     28,049,577       26,307,425        2,071,691
                                                   ------------     ------------     ------------
Income from operations .........................        504,847          447,285          161,345
                                                   ------------     ------------     ------------
Other income (expense):
 Net interest ..................................       (383,552)        (396,007)         (36,951)
 Non-operating income (expense) ................        850,273          285,635               --
                                                   ------------     ------------     ------------
  Total other income (expense) .................        466,721         (110,372)         (36,951)
                                                   ------------     ------------     ------------
Income before income taxes and extraordinary
 item ..........................................        971,568          336,913          124,394
Income tax expense .............................        435,459          219,799           43,000
                                                   ------------     ------------     ------------
Income before extraordinary item ...............        536,109          117,114           81,394
Extraordinary item for early extinguishment of
 debt, net of tax of $171,842 and $128,004 in
 1999 and 2000, respectively ...................             --               --               --
                                                   ------------     ------------     ------------
Net income .....................................   $    536,109     $    117,114     $     81,394
                                                   ============     ============     ============
NET INCOME PER SHARE (NOTE 1) -- BASIC:
 Income before extraordinary item ..............
 Extraordinary loss from early extinguishment of
  debt .........................................
  Net income ...................................
NUMBER OF SHARES USED TO COMPUTE PER SHARE
 DATA (NOTE 1) .................................
NET INCOME PER SHARE (NOTE 1) -- DILUTED:
 Income before extraordinary item ..............
 Extraordinary loss from early extinguishment of
  debt .........................................
  Net income ...................................
NUMBER OF SHARES USED TO COMPUTE PER SHARE
 DATA (NOTE 1) .................................
SUPPLEMENTAL NET INCOME PER SHARE (6):
NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
 Basic .........................................
 Diluted .......................................
NET INCOME PER SHARE:
 Basic .........................................
 Diluted .......................................
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA:
 Basic .........................................
 Diluted .......................................
BALANCE SHEET DATA:
 Working capital (deficiency) ..................   $ (1,620,488)    $ (1,902,363)    $ (2,238,531)
 Total assets ..................................     12,577,992       12,874,503       17,639,673
 Long-term debt ................................        564,577          103,792        2,476,008
 Stockholders' equity (5) ......................        758,196        1,203,541        1,284,935



                                                                  HLM Design
                                                                 Consolidated
                                                             For the Years Ended
                                                 --------------------------------------------
                                                     May 1,        April 30,      April 28,
                                                    1998 (2)         1999           2000
                                                 -------------- -------------- --------------
Revenue ........................................  $ 29,296,690   $37,757,653    $ 53,101,661
Costs and expenses:
 Direct cost of revenue ........................    13,124,743    17,911,395      28,799,298
 Operating costs ...............................    13,465,102    16,848,779      20,915,714
 ESOP expenses .................................
 Amortization of intangible assets .............       147,269       262,275         429,569
                                                  ------------   -----------    ------------
  Total costs and expenses .....................    26,737,114    35,022,449      50,144,581
                                                  ------------   -----------    ------------
Income from operations .........................     2,559,576     2,735,204       2,957,080
                                                  ------------   -----------    ------------
Other income (expense):
 Net interest ..................................    (1,027,368)     (719,611)     (1,120,407)
 Non-operating income (expense) ................       (69,955)           --              --
                                                  ------------   -----------    ------------
  Total other income (expense) .................     1,097,323      (719,611)     (1,120,407)
                                                  ------------   -----------    ------------
Income before income taxes and extraordinary
 item ..........................................     1,462,253     2,015,593       1,836,673
Income tax expense .............................       683,897       942,707         853,894
                                                  ------------   -----------    ------------
Income before extraordinary item ...............       778,356     1,072,886         982,779
Extraordinary item for early extinguishment of
 debt, net of tax of $171,842 and $128,004 in
 1999 and 2000, respectively ...................            --      (280,849)       (228,355)
                                                  ------------   -----------    ------------
Net income .....................................  $    778,356   $   792,037    $    754,424
                                                  ============   ===========    ============
NET INCOME PER SHARE (NOTE 1) -- BASIC:
 Income before extraordinary item ..............  $       1.12   $      0.52    $       0.42
 Extraordinary loss from early extinguishment of
  debt .........................................            --         (0.13)          (0.10)
                                                  ------------   -----------    ------------
  Net income ...................................  $       1.12   $      0.39    $       0.32
                                                  ============   ===========    ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE
 DATA (NOTE 1) .................................       697,255     2,048,974       2,352,856
                                                  ============   ===========    ============
NET INCOME PER SHARE (NOTE 1) -- DILUTED:
 Income before extraordinary item ..............  $       0.91   $      0.52    $       0.42
 Extraordinary loss from early extinguishment of
  debt .........................................            --         (0.13)          (0.10)
                                                  ------------   -----------    ------------
  Net income ...................................  $       0.91   $      0.39    $       0.32
                                                  ============   ===========    ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE
 DATA (NOTE 1) .................................       854,453     2,048,974       2,362,471
                                                  ============   ===========    ============
SUPPLEMENTAL NET INCOME PER SHARE (6):
NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM:
 Basic .........................................  $       0.78
                                                  ============
 Diluted .......................................  $       0.70
                                                  ============
NET INCOME PER SHARE:
 Basic .........................................  $       0.57
                                                  ============
 Diluted .......................................  $       0.51
                                                  ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA:
 Basic .........................................     1,305,774
                                                  ============
 Diluted .......................................     1,462,976
                                                  ============
BALANCE SHEET DATA:
 Working capital (deficiency) ..................  $   (273,084)  $ 5,121,975    $  8,112,877
 Total assets ..................................    17,582,948    27,474,242      32,460,412
 Long-term debt ................................     4,164,401     5,672,379       9,503,285
 Stockholders' equity (5) ......................       964,755     8,980,940       9,766,793

---------
(1) The "Predecessor Company" is HLMNA.

(2) Includes information for HLMNA, HLMSE and HLMNW for the eleven months from May 31, 1997 to May 1, 1998 on a consolidated basis. The Company's operations for the month ended May 30, 1997 reflected herein include no revenues or expenses.

(3) Historical net income per share of the Predecessor Company is not presented, as the historical capital structure of the Company prior to the Offering is not comparable with the capital structure of the Company after the Offering.

(4) Reflects in part Warrants held by Pacific Capital, L.P. ("Pacific") as of May 1, 1998. Pacific exercised its Warrants in June 1998 immediately prior to the effective date of the Registration Statement with respect to the Offering.

(5) Neither the Company nor the Predecessor Company has paid cash dividends from May 1, 1992 to April 28, 2000.

(6) Supplemental net income per share has been prepared based upon the shares outstanding giving effect to the issuance of common stock related to the Offering pro rata for Common Stock used to pay certain indebtedness. In addition, net income has been adjusted to give effect to the Offering and the May 1997 merger transaction between HLMNA and BBH Corp. as if the transactions had occurred at the beginning of fiscal 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and the Predecessor Company's financial statements and the related notes thereto included elsewhere herein.


Overview

     The Company is a management company which enters into management and services relationships with full-service architectural, engineering and planning firms. Currently, the Company has entered into Management and Services Agreements with six Managed Firms. These Managed Firms operate in eleven offices: Atlanta, Georgia, Iowa City, Iowa, Chicago, Illinois, Orlando, Florida, Bethesda, Maryland, Denver, Colorado, San Francisco, California, Dallas, Texas, Philadelphia, Pennsylvania, Charlotte, North Carolina and London, UK. The Company is headquartered in Charlotte, North Carolina. A full service AEP Firm provides a spectrum of services in various specialties to clients through a broad range of professionals, including architectural, mechanical, electrical, structural and civil engineers, landscape architects, interior designers and construction administration personnel.

Results of Operations

     As a result of the acquisition of HLMNA and the consummation of the Company's Management and Services Agreements and Stockholders' Agreements, the discussion and analysis of results of operations for the year ended May 1, 1998 is presented on a pro forma basis that reflects the acquisition of the assets of HLMNA and the consummation of the Management and Services Agreements and Stockholders' Agreements as though they occurred at the beginning of that period.



                                                        Pro Forma
                                                         May 1,        April 30,      April 28,
                                                          1998           1999           2000
                                                     -------------- -------------- --------------
Revenue ............................................  $ 31,529,726   $37,757,653    $ 53,101,661
Consultant and project expenses ....................     6,689,555     9,771,935      18,221,216
                                                      ------------   -----------    ------------
Net production income ..............................    24,840,171    27,985,718      34,880,445
                                                      ------------   -----------    ------------
Direct labor .......................................     7,334,167     8,139,460      10,578,082
Operating costs ....................................    14,638,291    16,848,779      20,915,714
Amortization of intangible assets ..................       172,124       262,275         429,569
                                                      ------------   -----------    ------------
Total costs and expenses ...........................    22,144,582    25,250,514      31,923,365
                                                      ------------   -----------    ------------
Income from operations .............................     2,695,589     2,735,204       2,957,080
Interest expense ...................................    (1,124,357)     (719,611)     (1,120,407)
                                                      ------------   -----------    ------------
Income before income taxes and extraordinary item ..     1,571,232     2,015,593       1,836,673
Income tax expense .................................       714,897       942,707         853,894
                                                      ------------   -----------    ------------
Income before extraordinary item ...................       856,335     1,072,886         982,779
Extraordinary item for early extinguishment of debt             --      (280,849)       (228,355)
                                                      ------------   -----------    ------------
Net income .........................................  $    856,335   $   792,037    $    754,424
                                                      ============   ===========    ============

     Fiscal 2000 Compared to Fiscal 1999

     Revenues were $53.1 million in fiscal 2000 as compared to $37.8 million in fiscal 1999, which is a 40.6% increase. This increase is attributable primarily to internal growth in existing operations and prior year acquisitions.

     Direct costs primarily include consultant costs and reimbursable project expenses. Direct costs were $18.2 million, or 34.3% of revenues, in fiscal 2000 as compared to $9.8 million, or 25.9% of revenues, in fiscal 1999. This increase as a percent of revenues is due to the Company's increased use of consultants to meet project requirements partially due to the extensive use of consultants by certain companies acquired since November 1998, resulting in only a partial year of such expenses reflected in the April 30, 1999 financial statements, as well as the tight labor market. Management believes that this trend may continue which will cause direct costs as a percentage of revenues to increase in future periods.

     Direct labor cost was $10.6 million, or 30.3% of net production income, in fiscal 2000 as compared to $8.1 million, or 29.1% of net production income, in fiscal 1999. Although the volume of architecture, planning and engineering services has increased, it is offset by (a) an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases and (b) a reduction in certain higher margin projects.

     Operating costs were $20.9 million, or 60.0% of net production income, in fiscal 2000 as compared to $16.8 million, or 60.2% of net production income, in fiscal 1999. Operating costs as a percentage of net production income has been negatively impacted in the current period by (a) an increase in indirect labor as a result of a slowdown in work in November and December imposed by several commercial clients while they concentrated on Y2K issues and winter storms across the country that closed several offices; (b) an increase in education and seminars due to the Company's increased focus on training and education of its employees; and (c) an increase in depreciation expense due to the Company's increased focus on improvement of certain computer and related equipment. Conversely, operating costs as a percentage of net production income was positively impacted in fiscal 2000 by a decrease in certain recurring expenses relating to the Company's obligations as a public company as well as the Company's internally performing several functions that have previously been outsourced.

     Amortization of intangible assets was $0.4 million in fiscal 2000 as compared to $0.3 million in fiscal 1999. This increase is attributable to goodwill amortization expense arising from the acquisition of JPJ and GAIH in October 1998 and January 1999, respectively. See Note 2 to the Consolidated Financial Statements included elsewhere herein.

     Interest expense was $1.1 million in fiscal 2000 and $0.7 million in fiscal 1999. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisitions of JPJ, GAIH and ESS.

     Income tax expense was $0.9 million for both fiscal 2000 and fiscal 1999. The effective income tax rate was 47% for both fiscal 2000 and fiscal 1999. This effective tax rate has been impacted by reduction in the effect of state income taxes, which is offset by an increase in the effective tax rate due to increased goodwill amortization.

     Extraordinary item for early extinguishment of debt was $0.2 million in fiscal 2000. In February 2000, the early extinguishment of indebtedness to First Charter National Bank ("First Charter") and Berthel Fisher & Company Financial Services, Inc. ("Berthel Fisher") resulted in an extraordinary charge of $228,355, net of income taxes of $128,004, that consisted of write-off of related unamortized financing costs and other related costs.


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

     Interest expense was $0.7 million in fiscal 1999 and $1.1 million in fiscal 1998. This decrease is principally due to the Company's Offering in June 1998 whereby the Company repaid approximately $3.0 million in debt from the proceeds of the Offering. This decrease is partially offset by increased borrowings in the last six months of fiscal 1999 as a result of the Company's acquisition of JPJ and GAIH in October 1998 and January 1999, respectively.

     Income tax expense was $0.9 million and $0.7 million for fiscal 1999 and fiscal 1998, respectively. The effective income tax rate was 47% and 46% for fiscal 1999 and fiscal 1998, respectively. The effective rate is higher primarily due to increased goodwill amortization.

     Extraordinary item for early extinguishment of debt was $0.3 million in fiscal 1999. In June 1998, the early extinguishment of indebtedness to Pacific, Equitas, L.P. and Berthel Fisher resulted in an extraordinary charge of $280,849, net of income taxes of $171,842, that consisted of write-off of related unamortized financing costs.


Liquidity and Capital Resources

     At April 28, 2000, the Company's current assets of $20.8 million exceeded current liabilities of $12.7 million resulting in working capital of $8.1 million. During the year ended April 28, 2000, the Company used $2.6 million in cash from operating activities, primarily related to the increase in trade and other receivables, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and other assets, and decreases in accrued expenses that were partially offset by increases in accounts payable. The Company used $1.1 million for investing activities, the purchase of equipment and the acquisition of ESS, net of cash acquired. On September 16, 1999, the Company purchased all the issued and outstanding stock of ESS for a combination of cash and promissory notes for a total of $425,000. The Company generated $3.7 million from financing activities, primarily from borrowings under the revolving credit facility and term notes payable completed in February 2000 with IBJ Whitehall Business Credit Corporation ("IBJ"). A portion of these borrowings were used to repay the Company's existing line of credit with First Charter which matured on June 30, 2000 as well as the equipment lease with Berthel Fisher.

     The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As the management company, the Company will be responsible for the financing of working capital growth, capital growth and other cash needs of the Managed Firms. See "Business -- HLM Design Operations -- Management and Services Agreements." On February 7, 2000, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20,000,000 with IBJ. The three financing arrangements are discussed below:

     a. Revolving Credit -- The maximum revolving advance amount is $17,000,000. The amount available to borrow is calculated based on the aging of certain assets. This loan matures in February 2003. This revolving credit facility bears interest at the sum of the Eurodollar rate plus 2.75%. A portion of the revolver was used to repay the First Charter revolver of $4,918,335 and note payable of $250,000. At April 28, 2000, the Company had $7,257,470 outstanding bearing interest at 9.5%.

     b. Term Loan -- The amount of the loan is $2,000,000. This loan matures in February 2003 and bears interest at a maximum of prime plus 2%. A portion of the proceeds from this term loan was used to repay $1,820,514 in indebtedness to Berthel Fisher. At April 28, 2000, the interest rate was 11%.

     c. Capital Expenditure Loan -- The maximum capital expenditure amount is $1,000,000. The amount is available for the financing of equipment used in the Company's business. This loan matures in February 2005 and bears interest at a maximum of prime plus 1%. At April 28, 2000, there were no borrowings under this loan.

     Substantially all assets are pledged under this financing arrangement. This financing arrangement requires certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At April 28, 2000, the Company was in compliance with these financial requirements.

     In the fourth quarter, the early extinguishment of the Berthel Fisher and the First Charter debt noted above resulted in an extraordinary charge of $228,355, net of income taxes of $128,004, that consisted of write-off of related unamortized financing costs.

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

     The Company's operations are professional services and as such are not capital intensive. However, in order to enhance productivity, the Company has increased its purchase of computer hardware and software. The Company currently has no material commitments for purchases of additional equipment. Capital expenditures during fiscal 2000 were $0.9 million.


Seasonality

     The Company's operations are not seasonal in nature.


Effects of Inflation

     Due to the relatively low levels of inflation in fiscal years 1998, 1999 and 2000, inflation did not have a significant effect on the Company's results of operations for those periods.


Year 2000 Compliance

     Prior to December 31, 1999, the Company had instituted a comprehensive Year 2000 review for compliance both internal and with all key vendors and suppliers. The transition to Year 2000 resulted in no significant disruptions to the Company's operations. Since many of the Company's information technology purchases were made after January 1997, the Company's computer systems were Year 2000 compliant. No significant expenditures were incurred as a result of Year 2000 issues.

Significant Materiality of Goodwill

     Goodwill represents the excess purchase price over the estimated fair value of tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at April 30, 1999 was $7.4 million and at April 28, 2000 was $8.1 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 27.1% and 82.9%, respectively, at April 30, 1999, and 25.1% and 83.3%, respectively, at April 28, 2000. Accounting principles generally accepted in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 15 years. Accordingly, we are amortizing goodwill over a 15 year period for HLMNA and a 25 year period for both JPJ and GAIH. Earnings reported in periods immediately following an acquisition would be overstated if the Company attributed a 15 or 25 year benefit to an intangible asset that should have had a shorter benefit period. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely and there is no persuasive evidence that any material portion will dissipate over a period shorter than 15 and 25 years, respectively. We expect to incur additional goodwill in future acquisitions.


New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement will become effective for the Company beginning April 2002. The Company is currently calculating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company has limited exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place a $17,000,000 revolving credit facility, which bears interest at the Eurodollar rate plus 2.75%. At April 28, 2000, the Company had borrowings under this revolving credit facility of $7,257,470 and the effective interest rate at that date was 9.5%. In addition, the Company has a $2,000,000 note payable due in monthly installments of $55,556 plus interest at a maximum of prime plus 2% (11% at April 28, 2000) as well as a $1,000,000 capital expenditure loan bearing interest at prime plus 1% which had no borrowings outstanding at April 28, 2000. While changes in the prime rate could affect the cost of funds borrowed in the future, the Company believes the effect, if any, of reasonably foreseeable near-term changes in interest rates on the Company's financial conditions, results of operations and cash flows would not be material.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item with respect to the Company's directors and executive officers and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with
Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference of all information under the captions entitled "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement (to be filed hereafter) for the Company's Annual Meeting of the Stockholders to be held on September 14, 2000 (the "Proxy Statement").


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

     (2) Financial Statement Schedules

        Schedule II -- Valuation and Qualifying Accounts.

     (3) Exhibits:

        Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, indicated by an asterisk (*), are incorporated by reference to documents previously filed as exhibits to other filings with the Commission.

   (b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

  Exhibit
    No.      Description
----------   ----------------------------------------------------------------------------------------------------------
    3.1*     Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-40617) (the "Form S-1")).
    3.2*     Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 to the Form S-1).
    4.1*     Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).
    4.2*     Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Form S-1).
    4.3*     Registration Rights Agreement dated as of May 30, 1997 by and among the Company, Pacific Capital,
             L. Equitas, L.P. (incorporated by reference to Exhibit 4.3 to the Form S-1).
    4.4*     Registration Rights Agreement dated as of September 10, 1997 by and among the Company and Berthel
             Fisher Company Leasing, Inc. (incorporated by reference to Exhibit 4.4 to the Form S-1).
   10.1*1    Management and Services Agreement dated as of May 29, 1997 by and between Hansen Lind Meyer Inc.
             (now HLMNA) and the Company (incorporated by reference to Exhibit 10.1 to the Form S-1).
   10.2*2    Stockholders' Agreement dated as of May 29, 1997 by and among Joseph M. Harris, Vernon B. Brannon and Hansen Lind Meyer Inc. (now HLMNA) (incorporated by reference to Exhibit 10.4 to the Form S-1).
   10.3*     Security Escrow Agreement among the Company, certain security holders and First Union National Bank, as escrow agent (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on
             Form 10-K for the fiscal year ended May 1, 1998 (the "1998 Form 10- K")).
   10.4*     Noncompetition Agreement dated as of May 30, 1997 by and between the Company, Hansen Lind Meyer
             Inc. and Joseph M. Harris (incorporated by reference to Exhibit 10.18 to the Form S-1).
   10.5*     Noncompetition Agreement dated as of May 30, 1997 by and between the Company, Hansen Lind Meyer
             Inc. and Vernon B. Brannon (incorporated by reference to Exhibit 10.19 to the Form S-1).
   10.6*     Guaranty (Limited in Amount) dated as of May 30, 1997 by and among Vernon B. Brannon, Joseph M.
             Harris, and a former director (incorporated by reference to Exhibit 10.20 to the Form S-1).
   10.7*     Addendum B to Lease Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company
             Leasing, Inc. and Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.20.1 to the
             Form S-1).
   10.8*     Letter Agreement dated as of January 9, 1998 amending the Berthel Lease (incorporated by reference to
             Exhibit 10.20.2 to the Form S-1).
   10.9*     Security Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company Leasing, Inc.
             and Hansen Lind Meyer Inc. (incorporated by reference to Exhibit 10.21 to the Form S-1).
  10.10*     Lease Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company Leasing, Inc. and
             Hansen Lind Meyer Inc. (the "Berthel Lease") (incorporated by reference to Exhibit 10.22 to the
             Form S-1).
  10.11*     HLM Design, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.23 to the 1998
             Form 10-K).
  10.12*     HLM Design, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the 1998
             Form 10-K).
  10.13*     Employment Agreement between the Company and Joseph M. Harris, as amended to date (incorporated by reference to Exhibit 10.25 to the Form S-1).
  10.14*     Employment Agreement between the Company and Vernon B. Brannon, as amended to date (incorporated by reference to Exhibit 10.26 to the Form S-1).
  10.15*     Promissory Note dated as of May 30, 1997 issued by the Company in favor of First Charter National
             Bank(incorporated by reference to Exhibit 10.27 to the Form S-1).
  10.16*     First Amendment to Management and Services Agreement dated as of May 29, 1997 by and between
             HLM Design of Northamerica, Inc. (formerly Hansen Lind Meyer Inc.) and the Company (incorporated by reference to Exhibit 10.28 to the Form S-1).
  10.17*     Statutory Incentive Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option
             Plan between the Company and Joseph M. Harris (incorporated by reference to Exhibit 10.31 to the 1998
             Form 10-K).
  10.18*     Statutory Incentive Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option
             Plan between the Company and Vernon B. Brannon (incorporated by reference to Exhibit 10.32 to the
             1998 Form 10-K).
  10.19*     Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Plan between the Company and Joseph M. Harris (incorporated by reference to Exhibit 10.33 to the 1998 Form 10-K).
  10.20*     Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option Plan between the Company and Vernon B. Brannon (incorporated by reference to Exhibit 10.34 to the 1998
             Form 10-K).
  10.21*     Promissory Note dated as of December 10, 1996 issued by Hansen Lind Meyer, Inc. in favor of First
             Charter National Bank (incorporated by reference to Exhibit 10.36 to the Form S-1).

  Exhibit
    No.       Description
-----------   -------------------------------------------------------------------------------------------------------
 10.22*       Modification and Extension Agreement dated as of June 2, 1997 between First Charter National Bank and
              Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.37 to the Form S-1).
 10.23*       Commercial Guaranty dated as of May 30, 1997 by Hansen Lind Meyer, Inc. in favor of First Charter
              National Bank (incorporated by reference to Exhibit 10.38 to the Form S-1).
 10.24*       Security Agreement dated as of June 2, 1997 between Hansen Lind Meyer, Inc. and First Charter National
              Bank (incorporated by reference to Exhibit 10.39 to the Form S-1).
 10.25*       Commercial Security Agreement dated as of May 30, 1997 between Hansen Lind Meyer, Inc. and First
              Charter National Bank (incorporated by reference to Exhibit 10.40 to the Form S-1).
 10.26*       Subordination Agreement dated as of May 30, 1997 among Berthel Fisher & Company Leasing, Inc.,
              First Charter National Bank, the Company and Hansen Lind Meyer, Inc. (incorporated by reference to
              Exhibit 10.41 to the Form S-1).
 10.27*       Note and Security Agreement dated as of September 10, 1997 by and among the Company, Hansen Lind
              Meyer, Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date (incorporated by reference to Exhibit 10.42 to the Form S-1).
 10.28*       Note and Security Agreement dated as of September 16, 1997 by and among the Company, Hansen Lind
              Meyer, Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date (incorporated by reference to Exhibit 10.43 to the Form S-1).
 10.29*       Commercial Guaranty dated as of May 30, 1997 by Joseph M. Harris in favor of First Charter National
              Bank (relating to Promissory Note of the Company of even date therewith) (incorporated by reference to
              Exhibit 10.45 to the Form S-1).
 10.30*       Commercial Guaranty dated as of May 30, 1997 by Vernon B. Brannon in favor of First Charter National
              Bank (relating to Promissory Note of the Company of even date therewith) (incorporated by reference to
              Exhibit 10.46 to the Form S-1).
 10.31*       Modification and Extension Agreement dated as of May 30, 1998 between First Charter National Bank and the Company (incorporated by reference to Exhibit 10.47 to the Form S-1).
 10.32*       Modification and Extension Agreement dated as of May 30, 1998 between First Charter National Bank and Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.48 to the Form S-1).
 10.33*       Lease Agreement dated as of December 18, 1995 between CTHL Properties and Hanson Lind Meyer, Inc.
              (incorporated by reference to Exhibit 10.49 to the Form S-1).
 10.34*       Promissory Note dated as of March 20, 1997 issued by Hansen Lind Meyer, Inc. in favor of Joseph M.
              Harris, as extended to date (incorporated by reference to Exhibit 10.50 to the Form S-1).
 10.35*       Promissory Note dated as of March 20, 1997 issued by Hansen Lind Meyer, Inc. in favor of Vernon B.
              Brannon, as extended to date (incorporated by reference to Exhibit 10.51 to the Form S-1).
 10.36*       Guaranty dated as of December 10, 1996 by Joseph M. Harris in favor of First Charter National Bank
              (relating to Promissory Note of Hansen Lind Meyer, Inc. of even date therewith) (incorporated by reference to Exhibit 10.52 to the Form S-1).
 10.37*       Guaranty dated as of December 10, 1996 by Vernon B. Brannon in favor of First Charter National Bank
              (relating to Promissory Note of Hansen Lind Meyer, Inc. of even date therewith) (incorporated by reference to Exhibit 10.53 to the Form S-1).
 10.38*       Second Amendment to Management and Services Agreement dated as of June 5, 1998 by and between
              HLM Design of Northamerica, Inc. and the Company (incorporated by reference to Exhibit 10.55 to the
              Form S-1).
 10.39*       Letter Agreement among Messrs. Harris and Brannon, Berthel Leasing and the Company (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
 10.40*       Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option Plan between the Company and Fred Pounds (incorporated by reference to Exhibit 10.59 to the 1999 Form
              10-K).
 10.41*       Promissory Note made by the Company in favor of First Charter National Bank dated as of March 26,
              1999 (incorporated by reference to Exhibit 10.60 to the 1999 Form 10-K).
 10.42+       Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty, and Security Agreement dated as of
              February 7, 2000 between HLM Design, Inc. and IBJ Whitehall Business Credit Corporation (confidential portions omitted).
 10.43*       Stock Purchase Agreement dated as of October 30, 1998 among the Company, Bill D. Smith, FAIA,
              Walter J. Viney, AIA, Richard E. Morgan, AIA, Weldon W. Nash, Jr., FCSI, Ken G. Rowley, AIA,
              Douglas R. Bissell, AIA, Paul H. Woodard, AIA, Jan G. Blackmon, FAIA, and JPJ Architect, Inc.
              (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on November 16, 1998).
 10.44*       Stock Purchase Agreement dated as of April 28, 2000 among HLM Design, Inc., BL&P Engineers, Inc.
              and Scott Brady, PE (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on
              May 15, 2000).

  Exhibit
    No.      Description
----------   -----------------------------------------------------------------------------------------------
10.45        The Goodwill Purchase Agreement dated as of April 28, 2000 by and between HLM Design, Inc. and
             Scott L. Brady.
21.1         Subsidiaries of the Company.
  23         Consent of Deloitte & Touche LLP.
  27         Financial Data Schedule.
99.1         Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

---------
* Incorporated by reference to documents previously filed as exhibits to other filings with the Commission.

+ Confidential treatment requested.

1 The Company has entered into substantially identical Management and Services
  Agreements with each of its other Managed Firms -- HLMUSA, HLMAEP, JPJ, GAIH and BL&P (in addition to those filed as Exhibit 10.1, as amended (see Exhibits 10.16 and 10.39)).

2 The other Managed Firms -- HLMUSA and HLMAEP (but not including JPJ, GAIH and
  BL&P, which are subsidiaries of the Company) have entered into substantially identical Stockholders' Agreements with their respective individual stockholders (in addition to those filed as Exhibits 10.2).

                        INDEX TO FINANCIAL INFORMATION



                                                                                            Page
                                                                                           -----
HLM DESIGN, INC. AND AFFILIATES:
  INDEPENDENT AUDITORS' REPORT ...........................................................  F-2
  FINANCIAL STATEMENTS:
   Consolidated Balance Sheets at April 30, 1999 and April 28, 2000 ......................  F-3
   Consolidated Statements of Income for the Years Ended May 1, 1998, April 30, 1999 and    F-4
  April 28, 2000
   Consolidated Statements of Stockholders' Equity for the Years Ended May 1, 1998, April
30, 1999 and
    April 28, 2000 .......................................................................  F-5
   Consolidated Statements of Cash Flows for the Years Ended May 1, 1998, April 30, 1999
and
    April 28, 2000 .......................................................................  F-6
   Notes to Consolidated Financial Statements ............................................  F-7

                         INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
HLM DESIGN, INC.
Charlotte, North Carolina

     We have audited the accompanying consolidated balance sheets of HLM Design, Inc. (the "Company") and Affiliates as of April 30, 1999 and April 28, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 28, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 1999 and April 28, 2000, and the results of its operations and its cash flows for each of the three years in the period ended April 28, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
July 12, 2000
Charlotte, North Carolina

                        HLM DESIGN, INC. AND AFFILIATES


                          CONSOLIDATED BALANCE SHEETS


                       April 30, 1999 and April 28, 2000



                                                                                            April 30, 1999   April 28, 2000
                                                                                               (Note 1)         (Note 1)
                                                                                           ---------------- ---------------
ASSETS (Note 4)
CURRENT ASSETS:
 Cash ....................................................................................   $    250,575    $    285,616
 Trade and other receivables, less allowance for doubtful accounts at April 30, 1999 and
   April 28, 2000 of $341,692 and $346,060, respectively .................................      8,311,068      11,286,334
 Costs and estimated earnings in excess of billings on uncompleted projects (Note 3) .....      7,550,247       8,412,159
 Refundable income taxes .................................................................         85,495              --
 Prepaid expenses and other ..............................................................        397,245         788,015
                                                                                             ------------    ------------
    Total current assets .................................................................     16,594,630      20,772,124
OTHER ASSETS:
 Goodwill, less amortization at April 30, 1999 and April 28, 2000 of $409,544 and
   $839,113, respectively (Note 2) .......................................................      7,442,301       8,136,010
 Other noncurrent assets .................................................................        668,064         887,137
                                                                                             ------------    ------------
    Total other assets ...................................................................      8,110,365       9,023,147
PROPERTY AND EQUIPMENT:
 Leasehold improvements ..................................................................      1,114,337       1,508,208
 Furniture and fixtures ..................................................................      2,929,676       3,898,288
                                                                                             ------------    ------------
    Total property and equipment .........................................................      4,044,013       5,406,496
 Less accumulated depreciation and amortization ..........................................     (1,832,611)     (3,101,004)
                                                                                             ------------    ------------
    Property and equipment, net ..........................................................      2,211,402       2,305,492
                                                                                             ------------    ------------
TOTAL ASSETS .............................................................................   $ 26,916,397    $ 32,100,763
                                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 4) ...........................................   $  1,054,369    $  1,216,468
 Accounts payable ........................................................................      4,853,283       7,425,799
 Accrued expenses and other ..............................................................      1,241,621         961,487
 Accrued payroll .........................................................................        613,743         714,045
 Income taxes payable ....................................................................             --         434,020
 Billings in excess of costs and estimated earnings on uncompleted projects (Note 3) .....      3,179,882       1,752,736
 Deferred income taxes (Note 8) ..........................................................        529,757         154,692
                                                                                             ------------    ------------
    Total current liabilities ............................................................     11,472,655      12,659,247
LONG-TERM DEBT (Note 4) ..................................................................      5,672,379       9,503,285
DEFERRED INCOME TAXES (Note 8) ...........................................................        767,293          32,188
OTHER ....................................................................................         21,930         138,050
                                                                                             ------------    ------------
TOTAL LIABILITIES ........................................................................     17,934,257      22,332,770
                                                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6) ............................................
STOCKHOLDERS' EQUITY (Note 9):
 Preferred stock, $.10 par value, voting, authorized 1,000,000 shares, no shares
   outstanding ...........................................................................             --              --
 Common stock, $ .001 par value, voting, authorized 9,000,000 shares; issued 2,345,077 and 2,359,975 at April 30, 1999 and April 28, 2000, respectively (includes 267,667 and 258,444 shares to be issued on a delayed delivery schedule at April 30, 1999 and
   April 28, 2000, respectively) .........................................................          2,345           2,360
 Additional paid in capital ..............................................................      7,410,064       7,450,261
 Retained earnings .......................................................................      1,570,393       2,324,817
 Accumulated other comprehensive loss ....................................................           (662)         (9,445)
                                                                                             ------------    ------------
    Total stockholders' equity ...........................................................      8,982,140       9,767,993
                                                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................   $ 26,916,397    $ 32,100,763
                                                                                             ============    ============

                See Notes to Consolidated Financial Statements.

                        HLM DESIGN, INC. AND AFFILIATES


                       CONSOLIDATED STATEMENTS OF INCOME


          Years Ended May 1, 1998, April 30, 1999 and April 28, 2000



                                                                                                    Years Ended
                                                                                    --------------------------------------------
                                                                                        May 1,        April 30,      April 28,
                                                                                         1998           1999           2000
                                                                                    -------------- -------------- --------------
                                                                                       (Note 1)       (Note 1)       (Note 1)
REVENUES (Note 1):
 Fee income .......................................................................  $ 27,401,122   $35,090,595    $ 49,138,344
 Reimbursable income ..............................................................     1,895,568     2,667,058       3,963,317
                                                                                     ------------   -----------    ------------
    Total revenues ................................................................    29,296,690    37,757,653      53,101,661
                                                                                     ------------   -----------    ------------
CONSULTANT EXPENSES ...............................................................     4,664,605     7,525,208      15,024,032
                                                                                     ------------   -----------    ------------
PROJECT EXPENSES:
 Direct expenses ..................................................................       890,873       742,633       1,050,512
 Reimbursable expenses ............................................................       837,194     1,504,094       2,146,672
                                                                                     ------------   -----------    ------------
    Total project expenses ........................................................     1,728,067     2,246,727       3,197,184
                                                                                     ------------   -----------    ------------
NET PRODUCTION INCOME .............................................................    22,904,018    27,985,718      34,880,445
DIRECT LABOR ......................................................................     6,732,071     8,139,460      10,578,082
INDIRECT EXPENSES .................................................................    13,682,326    17,111,054      21,345,283
                                                                                     ------------   -----------    ------------
OPERATING INCOME ..................................................................     2,489,621     2,735,204       2,957,080
                                                                                     ------------   -----------    ------------
OTHER INCOME (EXPENSE): ...........................................................
 Interest income ..................................................................         2,983        39,486           4,350
 Interest expense .................................................................    (1,030,351)     (759,097)     (1,124,757)
                                                                                     ------------   -----------    ------------
    Total other expense, net ......................................................    (1,027,368)     (719,611)     (1,120,407)
                                                                                     ------------   -----------    ------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM .................................     1,462,253     2,015,593       1,836,673
INCOME TAXES (Note 8):
 Current tax expense ..............................................................       323,035       697,201       1,964,064
 Deferred tax expense (benefit) ...................................................       360,862       245,506      (1,110,170)
                                                                                     ------------   -----------    ------------
    Total income tax expense ......................................................       683,897       942,707         853,894
                                                                                     ------------   -----------    ------------
INCOME BEFORE EXTRAORDINARY ITEM ..................................................       778,356     1,072,886         982,779
EXTRAORDINARY ITEM FOR EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT OF $171,842
 AND $128,004 IN 1999 AND 2000, RESPECTIVELY (NOTES 4 and 9) ......................            --      (280,849)       (228,355)
                                                                                     ------------   -----------    ------------
NET INCOME ........................................................................  $    778,356   $   792,037    $    754,424
                                                                                     ============   ===========    ============
NET INCOME PER SHARE (NOTE 1) -- BASIC:
 Income before extraordinary item .................................................  $       1.12   $      0.52    $       0.42
 Extraordinary loss from early extinguishment of debt .............................            --        ( 0.13)         ( 0.10)
                                                                                     ------------   -----------    ------------
 Net income .......................................................................  $       1.12   $      0.39    $       0.32
                                                                                     ============   ===========    ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA (NOTE 1) ..........................       697,255     2,048,974       2,352,856
                                                                                     ============   ===========    ============
NET INCOME PER SHARE (NOTE 1) -- DILUTED:
 Income before extraordinary item .................................................  $       0.91   $      0.52    $       0.42
 Extraordinary loss from early extinguishment of debt .............................            --        ( 0.13)         ( 0.10)
                                                                                     ------------   -----------    ------------
 Net income .......................................................................  $       0.91   $      0.39    $       0.32
                                                                                     ============   ===========    ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA (Note 1) ..........................       854,453     2,048,974       2,362,471
                                                                                     ============   ===========    ============
SUPPLEMENTAL NET INCOME PER SHARE (NOTE 1):
INCOME PER SHARE BEFORE EXTRAORDINARY ITEM
 Basic ............................................................................  $       0.78
                                                                                     ============
 Diluted ..........................................................................  $       0.70
                                                                                     ============
NET INCOME PER SHARE
 Basic ............................................................................  $       0.57
                                                                                     ============
 Diluted ..........................................................................  $       0.51
                                                                                     ============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
 Basic ............................................................................     1,305,774
                                                                                     ============
 Diluted ..........................................................................     1,462,976
                                                                                     ============

                See Notes to Consolidated Financial Statements.

                        HLM DESIGN, INC. AND AFFILIATES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


          Years Ended May 1, 1998, April 30, 1999 and April 28, 2000



                                            Common Stock
                                        ---------------------
                                                                Additional
                                                                  Paid-In
                                           Shares     Amount      Capital
                                        ------------ -------- --------------
BALANCE APRIL 25, 1997 ................    618,375    $  618    $    2,382
 Payment for common stock
   (subscription receivable)
   HLM Design .........................    157,759       158       183,241
 Issuance of warrants (Note 9) ........         --        --       114,932
 Net income ...........................         --        --            --
                                           -------    ------    ----------
BALANCE, MAY 1, 1998 ..................    776,134       776       300,555
 Issuance of common stock (Note 9) ....  1,298,953     1,299     6,036,342
 Issuance of common stock for
   purchase of JPJ Architects, Inc.
   (Note 2) ...........................    240,000       240     1,070,760
 Issuance of common stock, for
   purchase of GA Design
   International Limited (Note 2) .....     27,667        28       108,737
 Issuance of common stock under the
   employee stock purchase plan .......      2,323         2         7,402
 Exercise of warrants .................         --        --      (113,732)
 Comprehensive income:
   Net income .........................         --        --            --
   Foreign currency translation
    adjustment ........................         --        --            --
 Total comprehensive income ...........         --        --            --
                                         ---------    ------    ----------
BALANCE, APRIL 30, 1999 ...............  2,345,077     2,345     7,410,064
 Issuance of common stock under the
   employee stock purchase plan .......     14,898        15        40,197
 Comprehensive income:
   Net income .........................         --        --            --
   Foreign currency translation
    adjustment ........................         --        --            --
 Total comprehensive income ...........         --        --            --
                                         ---------    ------    ----------
BALANCE, APRIL 28, 2000 ...............  2,359,975    $2,360    $7,450,261
                                         =========    ======    ==========



                                                                      Accumulated
                                                          Stock          Other           Total
                                          Retained    Subscription   Comprehensive   Stockholders'
                                          Earnings     Receivable         Loss          Equity
                                        ------------ -------------- --------------- --------------
BALANCE APRIL 25, 1997 ................  $       --     $ (3,000)      $     --       $       --
 Payment for common stock
   (subscription receivable)
   HLM Design .........................          --        3,000             --          186,399
 Issuance of warrants (Note 9) ........          --           --             --          114,932
 Net income ...........................     778,356           --             --          778,356
                                         ----------     --------       --------       ----------
BALANCE, MAY 1, 1998 ..................     778,356           --             --        1,079,687
 Issuance of common stock (Note 9) ....          --           --             --        6,037,641
 Issuance of common stock for
   purchase of JPJ Architects, Inc.
   (Note 2) ...........................          --           --             --        1,071,000
 Issuance of common stock, for
   purchase of GA Design
   International Limited (Note 2) .....          --           --             --          108,765
 Issuance of common stock under the
   employee stock purchase plan .......          --           --             --            7,404
 Exercise of warrants .................          --           --             --         (113,732)
 Comprehensive income:
   Net income .........................     792,037           --             --               --
   Foreign currency translation
    adjustment ........................          --           --           (662)              --
 Total comprehensive income ...........          --           --             --          791,375
                                         ----------     --------       --------       ----------
BALANCE, APRIL 30, 1999 ...............   1,570,393           --           (662)       8,982,140
 Issuance of common stock under the
   employee stock purchase plan .......          --           --             --           40,212
 Comprehensive income:
   Net income .........................     754,424           --             --               --
   Foreign currency translation
    adjustment ........................          --           --         (8,783)              --
 Total comprehensive income ...........          --           --             --          745,641
                                         ----------     --------       --------       ----------
BALANCE, APRIL 28, 2000 ...............  $2,324,817     $     --       $ (9,445)      $9,767,993
                                         ==========     ========       ========       ==========

                See Notes to Consolidated Financial Statements.

                        HLM DESIGN, INC. AND AFFILIATES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


          Years Ended May 1, 1998, April 30, 1999 and April 28, 2000



                                                                                           Years Ended
                                                                                         ---------------
                                                                                              May 1,
                                                                                               1998
                                                                                             (Note 1)
                                                                                         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................................................  $     778,356
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Extraordinary item for early extinguishment of debt-net of tax benefit ...............             --
  Depreciation .........................................................................        468,556
  Amortization of intangible assets ....................................................        147,269
  Amortization of deferred loan fees ...................................................        172,905
  Deferred income taxes ................................................................        (48,432)
  Other ................................................................................         14,585
  Changes in certain working capital items:
   (Increase) decrease in trade and other receivables ..................................       (373,675)
   Net increase in costs and estimated earnings in excess of billings on uncompleted           (184,513)
  projects
   (Increase) decrease in refundable income taxes ......................................        485,047
   (Increase) decrease in prepaid expenses and other assets ............................       (742,948)
   Increase (decrease) in accounts payable .............................................     (1,418,834)
   Increase (decrease) in accrued expenses .............................................      1,112,959
   Increase (decrease) in income taxes payable .........................................        215,950
                                                                                          -------------
    Net cash provided by (used in) operating activities ................................        627,225
                                                                                          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment ...................................................       (737,356)
 Repayment of note receivable from officer .............................................         30,000
 Payment for purchase of G.A. Design International Holdings, Ltd. ("GAIH") .............             --
 Payment for purchase of JPJ Architects, Inc., net of cash acquired ....................             --
 Payment for purchase of ESS Architects, Inc., net of cash acquired ....................             --
                                                                                          -------------
    Net cash used in investing activities ..............................................       (707,356)
                                                                                          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on line of credit ......................................................             --
 Net borrowings on revolving credit facility ...........................................             --
 Net proceeds from issuance of common stock ............................................             --
 Proceeds from issuance of common stock under the employee stock purchase plan .........             --
 Proceeds from long-term borrowings ....................................................      6,712,307
 Net decrease in short-term borrowings .................................................             --
 Payments on long-term borrowings ......................................................     (3,584,491)
 Payment of deferred loan fees .........................................................        (56,300)
 Payment on ESOP buyback ...............................................................     (3,221,824)
 Proceeds from issuance of notes payable to shareholders ...............................        182,308
 Proceeds from the issuance of warrants ................................................         24,680
 Proceeds from the issuance of common stock ............................................         34,899
 Proceeds from payment of stock subscription receivable ................................          3,600
                                                                                          -------------
    Net cash provided by financing activities ..........................................         95,179
                                                                                          -------------
INCREASE IN CASH .......................................................................         15,048
CASH BALANCE:
 Beginning of year .....................................................................          2,321
                                                                                          -------------
 End of year ...........................................................................  $      17,369
                                                                                          =============
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
  Interest .............................................................................  $     833,674
  Income taxes .........................................................................  $      47,194
NONCASH INVESTING AND FINANCING TRANSACTIONS:
 Issuance of warrants to certain debt holders ..........................................  $     238,752
 Acquisition of JPJ Architects, Inc. (net of imputed interest):
  Notes payable issued to JPJ Architects, Inc. shareholders ............................  $          --
  Fair value of assets acquired and liabilities assumed, net ...........................  $          --
  Common stock to be issued on delayed delivery schedule ...............................  $          --
 Acquisition of GAIH (net of imputed interest):
  Notes payable issued to GAIH shareholders ............................................  $          --
  Fair value of assets acquired and liabilities assumed, net ...........................  $          --
  Common stock to be issued on delayed delivery schedule ...............................  $          --
 Acqusition of ESS (net of imputed interest):
  Notes payable issued to ESS shareholders .............................................  $          --
  Fair value of assets acquired and liabilities assumed, net ...........................  $          --



                                                                                                   Years Ended
                                                                                         -------------------------------
                                                                                            April 30,       April 28,
                                                                                               1999            2000
                                                                                             (Note 1)        (Note 1)
                                                                                         --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................................................  $    792,037    $    754,424
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Extraordinary item for early extinguishment of debt-net of tax benefit ...............       280,849         228,355
  Depreciation .........................................................................       675,924         895,778
  Amortization of intangible assets ....................................................       262,275         429,569
  Amortization of deferred loan fees ...................................................        86,628         104,372
  Deferred income taxes ................................................................       251,379      (1,110,170)
  Other ................................................................................          (336)        (21,330)
  Changes in certain working capital items:
   (Increase) decrease in trade and other receivables ..................................       609,861      (2,957,666)
   Net increase in costs and estimated earnings in excess of billings on uncompleted        (2,549,431)     (2,289,058)
  projects
   (Increase) decrease in refundable income taxes ......................................       (85,495)             --
   (Increase) decrease in prepaid expenses and other assets ............................       222,069        (978,208)
   Increase (decrease) in accounts payable .............................................      (539,268)      2,324,979
   Increase (decrease) in accrued expenses .............................................      (475,238)       (689,221)
   Increase (decrease) in income taxes payable .........................................      (411,622)        647,519
                                                                                          ------------    ------------
    Net cash provided by (used in) operating activities ................................      (880,368)     (2,639,327)
                                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment ...................................................      (815,668)       (880,945)
 Repayment of note receivable from officer .............................................            --              --
 Payment for purchase of G.A. Design International Holdings, Ltd. ("GAIH") .............      (357,830)             --
 Payment for purchase of JPJ Architects, Inc., net of cash acquired ....................    (1,332,030)             --
 Payment for purchase of ESS Architects, Inc., net of cash acquired ....................            --        (153,993)
                                                                                          ------------    ------------
    Net cash used in investing activities ..............................................    (2,505,528)     (1,056,268)
                                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on line of credit ......................................................     1,618,336      (3,118,336)
 Net borrowings on revolving credit facility ...........................................            --       7,257,470
 Net proceeds from issuance of common stock ............................................     5,922,712              --
 Proceeds from issuance of common stock under the employee stock purchase plan .........         7,404          40,212
 Proceeds from long-term borrowings ....................................................            --       2,000,000
 Net decrease in short-term borrowings .................................................      (688,630)             --
 Payments on long-term borrowings ......................................................    (3,241,920)     (2,448,710)
 Payment of deferred loan fees .........................................................            --              --
 Payment on ESOP buyback ...............................................................            --              --
 Proceeds from issuance of notes payable to shareholders ...............................            --              --
 Proceeds from the issuance of warrants ................................................         1,200              --
 Proceeds from the issuance of common stock ............................................            --              --
 Proceeds from payment of stock subscription receivable ................................            --              --
                                                                                          ------------    ------------
    Net cash provided by financing activities ..........................................     3,619,102       3,730,636
                                                                                          ------------    ------------
INCREASE IN CASH .......................................................................       233,206          35,041
CASH BALANCE:
 Beginning of year .....................................................................        17,369         250,575
                                                                                          ------------    ------------
 End of year ...........................................................................  $    250,575    $    285,616
                                                                                          ============    ============
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
  Interest .............................................................................  $  1,130,214    $  1,273,453
  Income taxes .........................................................................  $    992,916    $  1,255,009
NONCASH INVESTING AND FINANCING TRANSACTIONS:
 Issuance of warrants to certain debt holders ..........................................  $         --    $         --
 Acquisition of JPJ Architects, Inc. (net of imputed interest):
  Notes payable issued to JPJ Architects, Inc. shareholders ............................  $    872,320    $         --
  Fair value of assets acquired and liabilities assumed, net ...........................  $    180,150    $         --
  Common stock to be issued on delayed delivery schedule ...............................  $  1,071,000    $         --
 Acquisition of GAIH (net of imputed interest):
  Notes payable issued to GAIH shareholders ............................................  $    605,920    $         --
  Fair value of assets acquired and liabilities assumed, net ...........................  $     21,004    $         --
  Common stock to be issued on delayed delivery schedule ...............................  $    108,765    $         --
 Acqusition of ESS (net of imputed interest):
  Notes payable issued to ESS shareholders .............................................  $    219,167    $         --
  Fair value of assets acquired and liabilities assumed, net ...........................  $    (48,513)   $         --

                See Notes to Consolidated Financial Statements.

                        HLM DESIGN, INC. AND AFFILIATES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Years Ended May 1, 1998, April 30, 1999 and April 28, 2000


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -- HLM Design, Inc. (the "Company" or "HLM Design") is a management services company that provides management and services to architectural, engineering and planning design entities ("Managed Firms") under long-term management services agreements ("MSAs"). As of April 28, 2000, the Company had wholly owned subsidiaries and affiliates as follows:

     o HLM Design of North America, Inc. ("HLMNA");

   o HLM Design USA, Inc. ("HLMUSA") -- In May 1999, HLM Holdings, Inc.'s name was changed to HLM Design USA, Inc. In November 1999, HLM Design of the Midwest, Inc. was merged into HLMUSA. In December 1999, ESS Architects, Inc. ("ESS") was merged into HLMUSA;

   o HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP") -- HLM Design of the Northeast, Architecture, Engineering and Planning, P.C.'s ("HLMNE") name was changed to HLM Design Architecture, Engineering and Planning, P.C. In November 1999, HLM Design of the Midatlantic, P.C., HLM Design of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMNW") and HLM of the Southeast, P.C. ("HLMSE") merged into HLMNE;

     o JPJ Architects, Inc. ("JPJ");

     o G.A. Design International Holdings, Ltd. ("GAIH").

     In addition, as of April 29, 2000, the Company acquired and established a management and services agreement with BL&P Engineers, Inc. ("BL&P").

     The MSAs are for a term of 40 years. HLM Design is the sole and exclusive manager and administrator of all of the Managed Firms' day-to-day business functions including financial planning, facilities, equipment and supplies and management and administrative services (bookkeeping and accounts, general administration services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements, personnel, security and maintenance, architectural and engineering recruiting and training, insurance, financing and billing and collections). For these services, HLM Design receives all but 1% of the Managed Firm's net income and positive cash flow (as determined in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis).


     Financial Statement Presentation

     The financial statements include the accounts of the Company consolidated with the accounts of the Managed Firms, including JPJ, GAIH and ESS from their respective dates of acquisition. All significant balances and transactions between the Company and the Managed Firms have been eliminated in the consolidated financial statements.

     The Company provides architectural and engineering consulting and design services from offices in Iowa City, Iowa, Chicago, Illinois, Denver, Colorado, Orlando, Florida, Dallas, Texas, Atlanta, Georgia, Bethesda, Maryland, Philadelphia, Pennsylvania, San Francisco, California, Charlotte, North Carolina and London, U.K.

     The Company operates in one segment, which provides architectural, engineering and planning services.

     Fiscal Year-End Policy -- The Company uses a 52-53 week fiscal year for accounting purposes which defines the fiscal year-end date as the Friday nearest the end of April. For fiscal years 1999 and 2000, the year-ends were April 30 and April 28, respectively, each containing 52 weeks. For fiscal year 1998, the year-end was May 1 and contained 53 weeks.

     Operating Cycle -- Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of contract completion, although this may require more than one year.

     Stockholder Redemption Rights -- Pursuant to the right of certain affiliate shareholders, under nominee shareholder agreements, to redeem their interests, the Company has recognized a liability (and goodwill) in the amount of approximately $347,000. Because certain of these rights may be exercised prior to April 27, 2001, approximately $210,000 of this liability is included within current liabilities in the accompanying balance sheet.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                POLICIES -- (Continued)

     In the initial consolidation of the Company and HLMNA, the Company eliminated the common stock and additional paid-in capital of HLMNA against goodwill. Upon further evaluation, the Company reclassified in consolidation the common stock and additional paid-in capital of HLMNA as a liability and an increase in goodwill of approximately $470,000 at April 28, 2000. The effect on prior year's financial position and results of operations is not material. The effect on future periods will be to increase goodwill amortization by $30,000 on an annual basis.

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

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate impacting the accompanying financial statements relates to revenue recognition under the percentage-of-completion method.

     Property and Equipment -- Leasehold improvements and equipment are stated at cost. Depreciation is computed using the double-declining balance or straight-line method over the estimated useful lives of the assets or the lease term. The estimated useful lives of property and equipment for financial reporting purposes are as follows:


  Computer equipment and software                     3-5 years
  Furniture ......................                      5 years
  Leasehold improvements .........    Lease term, not to exceed
                                   the useful life of the asset

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

     Goodwill -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. Goodwill is amortized using the straight-line method over the expected period to be benefited, generally over a 15- to 25-year period. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill over their remaining lives can be recovered through the undiscounted future operating cash flows of the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved.

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

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                POLICIES -- (Continued)

     Financial Instruments -- The carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value because of the short maturities of these instruments. The Company's bank borrowings approximate fair value because of interest rates that are based on variable reference rates. See Note 4 as to fair value of certain other obligations.

     Foreign Currency -- Assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at the period-end exchange rate. Revenues and expenses denominated in foreign currencies have been translated into U.S. dollars at the weighted average exchange rate. Translation gains and losses are accounted for in a separate component of stockholders' equity. The exchange gains and losses arising on transactions are charged to income as incurred and are not significant for any period presented.

     New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date for FASB Statement No. 133, which delays the Company's effective date until the fiscal year ending April 2002. Management is currently calculating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

     Net Income Per Share -- The calculation of diluted net income per share considers the potential dilutive effect of warrants to purchase shares of common stock at $0.01 per share as well as stock options to purchase shares of common stock which were outstanding from May 30, 1997 to April 28, 2000. For the years ended May 1, 1998, April 30, 1999 and April 28, 2000, the dilutive effect of warrants was 157,198, 0 and 0, respectively. For the years ended May 1, 1998, April 30, 1999 and April 28, 2000, the dilutive effect of stock options was 0, 0 and 9,615, respectively.

     Supplemental Per Share Data -- Supplemental net income per share in the accompanying 1998 financial statements has been prepared based upon the shares outstanding giving effect to the issuance of common stock related to the initial public offering pro rata for common stock used to pay certain indebtedness. In addition, net income has been adjusted to give effect to the initial public offering (the "Offering") and the fiscal 1998 business acquisition as if the transactions had occurred at the beginning of the year.

     Reclassifications -- Certain reclassifications have been made to the fiscal 1998 and 1999 financial statements to conform to fiscal 2000 presentation.


2. BUSINESS ACQUISITIONS


     JPJ Architects, Inc. Acquisition:

     On October 30, 1998, the Company purchased all the issued and outstanding common stock of JPJ Architects, Inc. for $2.4 million in cash, an aggregate of 240,000 shares of the Company's common stock, and subordinated promissory notes in the aggregate principal amount of $1,160,000. The purchase agreement specifies delivery of 30 percent of the aggregate shares of the Company's stock and the principal amount of the promissory notes on each of October 30, 2000 and October 30, 2001 and delivery of the remaining 40 percent of the aggregate shares of stock and the principal amount of the promissory notes on October 30, 2002. Following the purchase, the Company and JPJ entered into a management services agreement whereby the Company will manage all aspects of JPJ other than the provision of professional architectural services.

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
                                    ==========

     The following unaudited pro forma financial data is presented as if the transaction occurred as of the beginning of the respective years:



                                Years Ended
                       -----------------------------
                        May 1, 1998   April 30, 1999
                       ------------- ---------------
  Revenues ...........  $45,677,796   $ 45,265,496
                        ===========   ============
  Net Income .........  $ 1,233,688   $    957,421
                        ===========   ============
  Earnings Per Share:
  Basic ..............                $       0.43
                                      ============
  Diluted ............                $       0.43
                                      ============

     G. A. Design International Holdings Ltd.

     On January 29, 1999, the Company purchased 95 percent of the issued and outstanding common stock of G. A. Design International Holdings Ltd. for a combination of cash, 27,667 shares of HLM Design common stock and promissory notes for a total of approximately $1,037,000. The purchase agreement specifies delivery of 33.3% of the aggregate shares of the stock on each of January 29, 2000, January 2001 and January 2002. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date resulting in an allocation of goodwill of approximately $1,042,000. The pro forma effect, assuming the purchase had occurred at the beginning of the year, would not be material to the Company's results of operations.


     ESS Architects, Inc.

     On September 16, 1999, HLM Design purchased all the issued and outstanding common stock of ESS for a combination of cash and promissory notes for a total of $425,000. The purchase price has been allocated on a preliminary basis to the assets and liabilities acquired based on their estimated fair value at the acquisition date resulting in an allocation of goodwill of approximately $515,450. Such allocation may ultimately be different depending on final valuations. The pro forma effect, assuming the purchase had occurred at the beginning of the year, would not be material to the Company's results of operations.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. CONTRACTS IN PROGRESS
     Information relative to contracts in progress is as follows:



                                                                           April 30,       April 28,
                                                                              1999            2000
                                                                        --------------- ---------------
      Costs incurred on uncompleted projects (excluding overhead) .....  $ 52,092,171    $ 64,016,964
      Estimated earnings thereon ......................................    49,678,268      58,470,955
                                                                         ------------    ------------
      Total ...........................................................   101,770,439     122,487,919
      Less billings to date ...........................................    97,400,074     115,828,496
                                                                         ------------    ------------
      Net underbillings ...............................................  $  4,370,365    $  6,659,423
                                                                         ============    ============

     Net underbillings are included in the accompanying balance sheets as follows:



                                                                          April 30,      April 28,
                                                                            1999           2000
                                                                       -------------- --------------
     Costs and estimated earnings in excess of billings on uncompleted
       projects ......................................................  $  7,550,247   $  8,412,159
     Billings in excess of costs and estimated earnings on uncompleted
       projects ......................................................    (3,179,882)    (1,752,736)
                                                                        ------------   ------------
     Net underbillings ...............................................  $  4,370,365   $  6,659,423
                                                                        ============   ============

4. FINANCING ARRANGEMENTS

     A summary of changes in financing arrangements are as follows:

     On February 7, 2000, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20,000,000 with its principal lender. The three financing arrangements are discussed below:

     Revolving Credit -- The maximum revolving advance amount is $17,000,000. The amount available to borrow is calculated based on the aging of certain assets. This loan matures in February 2003. The revolving credit facility bears interest at the sum of the Eurodollar rate plus 2.75%. A portion of the revolver was used to repay the First Charter revolver of $4,918,335 and note payable of $250,000.

     Term Loan -- The amount of the loan is $2,000,000. This loan matures in February 2003 and bears interest at a maximum of prime plus 2%. A portion of the proceeds from the term loan was used to repay $1,820,514 in indebtedness to Berthel Fisher & Company Leasing, Inc. ("Berthel Fisher").

     Capital Expenditure Loan -- The maximum capital expenditure amount is $1,000,000. The amount is available for the financing of equipment used in the Company's business. This loan matures in February 2005 and bears interest at a maximum of prime plus 1%. At April 28, 2000, there were no borrowings under this loan.

     Substantially all assets are pledged under this financing arrangement. The arrangement requires certain financial covenants to be maintained, such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure levels. At April 28, 2000, the Company was in compliance with these financial covenants.

     In the fourth quarter, the early extinguishment of the Berthel Fisher and the First Charter debt noted above resulted in an extraordinary charge of $228,355, net of income taxes of $128,004, that consisted of write-off of related unamortized financing costs.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. FINANCING ARRANGEMENTS -- (Continued)

     A summary of long-term debt is as follows:



                                                                                            April 30, 1999   April 28, 2000
                                                                                           ---------------- ---------------
Revolving credit facility to IBJW, payable in February 2003, including interest at
 Eurodollar Rate plus 2.75% (9.5% at April 28, 2000) .....................................    $       --      $ 7,257,470
Term note payable to IBJW, due in monthly payments of $55,556, plus interest at a maximum of prime plus 2% (11.0% at April 28, 2000), with final payment due in
 February 2003 ...........................................................................            --        1,888,889
Notes payable of $1,160,000 to former JPJ Architect, Inc. shareholders due in annual installments of $348,000 beginning October 2000, plus interest at 7%, with final
 payment of $464,000 due October 2002 ....................................................       918,720        1,011,520
Notes payable to former G.A. Design International Holdings Limited shareholder, due in
 annual installments of $82,500, plus interest at 7%, with final payment in August 2002 ..       416,895          209,738
Notes payable to former G.A. Design International Holdings Limited shareholder, due in
 various installments with final payment due January 2001 ................................       187,550           55,000
Notes payable to former ESS Architects, Inc. shareholders, due in annual installments of
 $125,000 beginning September 2000, plus interest at 7%, with final payment in
 September 2001 ..........................................................................            --          230,833
Other ....................................................................................       115,638           66,303
Lease financing with Berthel Fisher, including interest at 14.07%, paid in 2000 ..........     1,969,609               --
Revolving credit facility to First Charter National Bank, including interest at prime plus
 1%, paid in 2000 ........................................................................     3,118,336               --
                                                                                              ----------      -----------
Total long-term debt .....................................................................     6,726,748       10,719,753
Less current maturities ..................................................................     1,054,369        1,216,468
                                                                                              ----------      -----------
Long-term portion ........................................................................    $5,672,379      $ 9,503,285
                                                                                              ==========      ===========

     At April 28, 2000 and April 30, 1999, the fair value of the Company's financing arrangements totaled $10,695,856 and $7,632,627, respectively.

     In May 1997, HLMNA entered into a financing arrangement in the form of a capital lease agreement with Berthel Leasing, a subsidiary of Berthel Fisher, for $2.8 million. The substance of such agreement was a financing arrangement and was presented as such in the financial statements.

     Annual principal payments of the various financing agreements are as follows:


  Fiscal 2001 .........  $ 1,216,468
  Fiscal 2002 .........    1,143,468
  Fiscal 2003 .........    8,359,817
                         -----------
  Total ...............  $10,719,753
                         ===========

5. LEASE COMMITMENTS

     The Company leases office space and equipment under non-cancelable operating leases.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5. LEASE COMMITMENTS -- (Continued)

     The total minimum rental commitment under such non-cancelable operating leases at April 28, 2000, which has been reduced by minimum rentals to be received under subleases, are as follows:


  Fiscal 2001 .........  $ 2,548,378
  Fiscal 2002 .........    2,441,713
  Fiscal 2003 .........    2,018,784
  Fiscal 2004 .........    1,585,969
  Fiscal 2005 .........    1,228,152
  Thereafter ..........      900,564
                         -----------
  Total ...............  $10,723,560
                         ===========

     Rent expense was $2,102,353, $2,279,585 and $2,851,280 for the periods ended May 1, 1998, April 30, 1999 and April 28, 2000, respectively.


6. CONTINGENCIES

     The Company is involved in various disputes and legal actions related to contract operations. In the opinion of Company management, the ultimate resolution of these actions will not have a material effect on the Company's financial position, future results of operations or cash flows.


7. RELATED PARTY TRANSACTIONS

     During the year ended April 28, 2000, the Company paid $140,528 to certain affiliate shareholders, under nominee shareholder agreements, to redeem their interest as discussed further in Note 1. During the year ended April 30, 1999, the Company incurred $40,000 in consulting fees for services provided by a director. During the year ended May 1, 1998, the Company incurred $22,911 in financing advisory fees related to debt financings for services provided by a director.


8. INCOME TAXES

     The provision for income taxes is as follows:



                                                     Year Ended
                                       --------------------------------------
                                          May 1,    April 30,     April 28,
                                           1998        1999         2000
                                       ----------- ----------- --------------
       Current expense (benefit):
        Federal ......................  $190,424    $581,665    $  1,717,617
        State ........................   132,611     115,536         246,447
       Deferred ......................   360,862     245,506      (1,110,170)
                                        --------    --------    ------------
       Total income tax expense ......  $683,897    $942,707    $    853,894
                                        ========    ========    ============

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. INCOME TAXES -- (Continued)

     The reconciliation of the statutory federal income tax rate with the Company's overall effective federal and state income rate is as follows:



                                                            Year Ended
                                                 ---------------------------------
                                                   May 1,    April 30,   April 28,
                                                    1998        1999       2000
                                                 ---------- ----------- ----------
         Statutory federal rate ................ 34.0%      34.0%       34.0%
         State income taxes, net of federal benef 4.0        4.7         4.2
         Penalties .............................  1.9        1.7         0.2
         Meals and entertainment ...............  2.0        0.8         1.1
         Goodwill amortization .................  3.8        4.4         7.3
         Other .................................   .4        1.2         0.3
                                                 -----      -----       -----
         Effective tax rate .................... 46.1%      46.8%       47.1%
                                                 =====      =====       =====

     The tax effect of temporary differences giving rise to deferred income tax assets and liabilities as of April 30, 1999 and April 28, 2000 is as follows:



                                                                 April 30,       April 28,
                                                                   1999             2000
                                                             ---------------- ---------------
        Deferred income tax liabilities:
         Difference between the accrual basis and cash basis of
          accounting related to certain assets and liabilities $ (1,881,680)   $   (971,910)
         Prepaid expenses ..................................        (68,568)        (43,757)
         Other .............................................             --         (30,649)
                                                               ------------    ------------
          Total deferred income tax liabilities ............     (1,950,248)     (1,046,316)
                                                               ------------    ------------
        Deferred income tax assets:
         Property and equipment ............................        268,105         447,957
         Allowances ........................................        385,093         397,506
         Other deferred assets .............................             --          13,973
                                                               ------------    ------------
          Total deferred income tax assets .................        653,198         859,436
                                                               ------------    ------------
        Deferred income tax liabilities, net ...............   $ (1,297,050)   $   (186,880)
                                                               ============    ============

     Management believes it is probable that the Company will realize the tax benefits of the deductible differences that were available as of April 28, 2000.

     The Company and its Managed Firms, except JPJ, file separate federal and state income tax returns. The Company and JPJ file a consolidated federal income tax return.


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

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCKHOLDERS' EQUITY -- (Continued)

     Preferred Stock -- The Company's Certificate of Incorporation authorizes the Board of Directors of the Company to issue 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Common Stock. No shares of preferred stock have been issued.

     Stock Split -- Prior to the initial public offering, the Company's board of directors authorized a 12.75-to-1 stock split (effected in a series of transactions) of HLM Design's Common Stock. All share and per share information in the accompanying financial statements has been restated to give retroactive recognition to the stock split for all periods presented.

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

     In connection with the Offering, the Company sold to the underwriters, for a price of $0.01 per warrant, warrants to purchase 120,000 shares of common stock exercisable at $7.20 per share. At April 28, 2000, all of these warrants were outstanding.


10. EMPLOYEE BENEFIT PLANS

     401(K) Plan -- Substantially all employees are eligible to participate in a 401(k) plan. Contribution expense for the periods ended May 1, 1998, April 30, 1999 and April 28, 2000 was $27,933, $53,886 and $146,065, respectively.

     Employee Stock Purchase Plan -- In February 1998, the Board of Directors and stockholders of the Company adopted the HLM Design Inc. Employee Stock Purchase Plan (the "ESPP"). A total of 57,954 shares of common stock has been reserved under the ESPP, provided that the number of shares issued or issuable under the ESPP and under the Stock Option Plan (discussed below) shall not exceed in the aggregate 10% of the total number of shares of common stock outstanding. On January 1 of each year, all eligible employees electing to participate will be granted options to purchase shares of Common Stock. The purchase price of common stock purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the common stock on the applicable Grant Date and (ii) the fair market value of the common stock on the applicable exercise date. Options will expire on the last exercise date of the calendar year in which granted. As of April 28, 2000, 17,221 shares have been granted or issued under the ESPP.

     Stock Option Plan -- In February 1998, the Board of Directors and stockholders of the Company adopted the HLM Design, Inc. Stock Option Plan (the "Stock Option Plan") in order to attract and retain key personnel. Under the Stock Option Plan, options to purchase an aggregate of 159,955 shares of common stock may be granted to key employees of HLM Design and its Managed Firms and to officers, directors, consultants and other individuals providing services to the Company. During the year ended April 30, 1999, the Board of Directors of HLM Design has approved the grant of 125,908 shares of common stock to two key employees and certain Board Members. During the year ended April 28, 2000, the Board of Directors approved the issuance of options to purchase 28,400 shares of common stock to several key employees.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. EMPLOYEE BENEFIT PLANS -- (Continued)

     Option information is summarized below:



                                                     Weighted
                                                     Average
                                                  Exercise Price
                                        Shares      Per Share
                                      ---------- ---------------
  Outstanding, May 1, 1998 ..........       --        $  --
  Granted ...........................  125,908         5.72
                                       -------
  Outstanding, April 30, 1999 .......  125,908         5.72
  Granted ...........................   28,400         3.61
                                       -------
  Outstanding, April 28, 2000 .......  154,308       $ 5.34
                                       =======       ======
  Exercisable, April 28, 2000 .......  154,308       $ 5.34
                                       =======       ======


                                          Outstanding                     Exercisable
                             -------------------------------------   ----------------------
                                          Weighted-     Weighted-                 Weighted-
                                           Average       Average                   Average
                                          Remaining      Exercise                 Exercise
Range of Exercise Price       Options        Term         Price       Options       Price
---------------------------- ---------   -----------   -----------   ---------   ----------
     $3.61 - $4.50 .........   38,400         9.0        $  3.84       38,400     $  3.84
     $5.50 - $6.60 .........  115,908         6.6           5.83      115,908        5.83
                              -------                                 -------
                              154,308         7.2        $  5.34      154,308     $  5.34
                              =======         ===        =======      =======     =======

     The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded. The Company's net income and net income per share would approximate the following pro forma amounts:



                                       As           Pro
                                    Reported       Forma
                                 ------------- -------------
  April 28, 2000:
  Net income ...................   $ 754,424     $ 753,000
  Net income per share .........   $    0.32     $    0.32
  April 30, 1999:
  Net income ...................   $ 792,037     $ 562,000
  Net income per share .........   $    0.39     $    0.27

     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below:



                                               April 30,   April 28,
                                                  1999       2000
                                              ----------- ----------
          Weighted-average fair value per option$ 3.75      $ 3.75
          Assumptions used:
  Weighted-average expected volatility ......       60%         60%
  Weighted-average risk-free interest rate ..     5.2  %      5.2  %
  Weighted-average expected life, in years ..        8           8

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. HLM DESIGN FINANCIAL INFORMATION (UNAUDITED)
     HLM Design's balance sheet as of April 30, 1999 and April 28, 2000 and income statement for each of the three years in the period ended April 28, 2000 are as follows:



                                                      May 1,        April 30,      April 28,
                                                       1998           1999           2000
                                                  -------------- -------------- --------------
    Balance Sheet
    Current assets ..............................                 $11,401,686    $18,609,130
    Non-current assets ..........................                   8,944,285     10,252,070
                                                                  -----------    -----------
    Total assets ................................                 $20,345,971    $28,861,200
                                                                  ===========    ===========
    Current liabilities .........................                 $ 6,898,348    $ 9,343,867
    Non-current liabilities .....................                   4,466,683      9,750,540
                                                                  -----------    -----------
    Total liabilities ...........................                  11,365,031     19,094,407
    Total stockholders' equity ..................                   8,980,940      9,766,793
                                                                  -----------    -----------
    Total liabilities & stockholders' equity ....                 $20,345,971    $28,861,200
                                                                  ===========    ===========
    Income Statement
    Equity in earnings of affiliates ............  $ 1,443,958    $ 1,185,239    $ 1,501,799
    Net interest, tax and other expense .........      665,602        393,202        747,375
                                                   -----------    -----------    -----------
    Net income ..................................  $   778,356    $   792,037    $   754,424
                                                   ===========    ===========    ===========

12. UNAUDITED QUARTERLY FINANCIAL DATA



                                                                                 2000
                                                  -------------------------------------------------------------------
                                                        First           Second            Third           Fourth
                                                       Quarter          Quarter          Quarter          Quarter
                                                  ---------------- ---------------- ---------------- ----------------
     Total revenues .............................   $ 11,453,195     $ 12,325,241     $ 14,317,484     $ 15,005,741
     Net production income ......................      8,081,286        8,437,040        8,642,287        9,719,832
     Operating income ...........................        659,359          777,923          618,430          901,368
     Net income .................................        226,970          269,909          192,082           65,463
     Net income per common share (B) ............   $       0.10     $       0.11     $       0.08     $       0.03
                                                                                  1999
                                                  --------------
                                                       First           Second            Third           Fourth
                                                     Quarter          Quarter          Quarter          Quarter
                                                  -------------     ------------     ------------     ------------
     Total revenues .............................   $  8,134,122     $  7,510,423     $ 10,427,107     $ 11,686,001
     Net production income ......................      6,344,991        6,243,102        7,271,359        8,126,266
     Operating income ...........................        557,129          576,811          612,439          989,986
     Net income (loss) ..........................        (89,227)         249,785          205,389          426,090
     Net income (loss) per common share (A) .....   $      (0.06)    $       0.12     $       0.09     $       0.24

(A) In the first quarter 1999, as a result of the Offering, certain debt was repaid resulting in an extraordinary charge of $280,849, net of income taxes of $171,842, that consisted of write-off of related unamortized financing costs. Net income before such extraordinary item was $191,622 and net income per share was $0.13.

(B) In the fourth quarter 2000, certain debt was repaid resulting in an extraordinary charge of $228,355, net of income taxes of $128,004, that consisted of write-off of related unamortized financing costs and other related costs. Net income before such extraordinary item was $293,818, and net income per share was $0.13.

                        HLM DESIGN, INC. AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13. SUBSEQUENT EVENT
     BL&P Engineers, Inc. Acquisition

     As of April 29, 2000, the Company purchased all of the issued and outstanding common stock and related goodwill of BL&P for $1.46 million in cash, subordinated promissory notes bearing interest at 7 percent in the aggregate amount of $2.04 million (the "Notes") and 50,000 shares of the Company's common stock having a value of $0.26 million to be delivered on a delayed delivery basis.

     The Stock Purchase Agreement ("Agreement") provides for, among other things, the delivery to BL&P's former stockholder of 30% of the number of shares of the stock on each of April 29, 2002 and April 29, 2003 and 40% of the number of shares of stock on April 29, 2004. The Notes provide for payment of 30% of the principal amount on each of October 29, 2001 and April 29, 2003 and 40% of the principal amount on April 29, 2004. Following the consummation of the Agreement, the Company and BL&P entered into a Management and Services Agreement, whereby the Company will manage all aspects of BL&P other than the provision of professional engineering services.

     In addition, the Company paid BL&P debt of $0.76 million upon closing.

     The acquisition has been accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date.


  Working capital ...........   $  877,659
  Other assets ..............       79,964
  Other liabilities .........     (461,180)
  Goodwill ..................    4,027,041
                                ----------
  Total .....................   $4,523,484
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


                  Signature                                      Title                       Date
---------------------------------------------  ---------------------------------------- ----------------
  /s/    JOSEPH M. HARRIS                      President, Chief Executive Officer         July 26, 2000
  ----------------------------------           (principal executive officer) and
         Joseph M. Harris                      Chairman


  /s/    VERNON B. BRANNON                     Senior Vice President, Treasurer, Chief    July 26, 2000
  ----------------------------------           Financial Officer (principal financial
         Vernon B. Brannon                     and accounting officer) and Director


   /s/   JAMES E. FINLEY                      Director                                    July 26, 2000
  ----------------------------------
         James E. Finley


    /s/  L. FRED POUNDS                       Director                                    July 26, 2000
  ----------------------------------
         L. Fred Pounds


   /s/   D. SHANNON LEROY                     Director                                    July 26, 2000
  ----------------------------------
         D. Shannon LeRoy

                                  SCHEDULE II


                               HLM DESIGN, INC.


                       VALUATION AND QUALIFYING ACCOUNTS
          Years Ended May 1, 1998, April 30, 1999 and April 28, 2000




                                                      Balance       Charged
                                                         at        to Costs                          Deductions       Balance
                                                     Beginning        and                               from          at End
                                                     of Period     Expenses          Other            Reserves       of Period
                                                    -----------   ----------   ----------------   ---------------   ----------
2000 -- Allowance for doubtful accounts .........    $341,692      $    --       $    4,368(A)      $      --        $346,060
1999 -- Allowance for doubtful accounts .........     150,000           --          191,692(A)             --         341,692
1998 -- Allowance for doubtful accounts .........     111,000       88,000               --            49,000(B)      150,000

NOTES:

(A) Increases to reserves reflecting acquisitions.

(B) Accounts charged off, recoveries, and other adjustments, net.