Form 10-Q
period 2000-07-28
HLM DESIGN INC
filed 2000-09-11
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 28, 2000

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
Yes   X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                             Outstanding at September 5, 2000
-------------------                             --------------------------------
Common stock, par value $.001 per share                  2,105,438 shares

HLM DESIGN, INC. AND AFFILIATES
INDEX TO FORM 10-Q

                                                                            PAGE
                                                                             NO.

PART I--FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets--April 28, 2000 and
               July 28, 2000                                                   3

          Condensed Consolidated Statements of Income--Three Month Periods
               Ended July 30, 1999 and July 28, 2000                           5

          Condensed Consolidated Statement of Stockholders' Equity--Three
               Month Period Ended July 28, 2000                                6

          Condensed Consolidated Statements of Cash Flows--Three Month
               Periods Ended July 30, 1999 and July 28, 2000                   7

          Notes to Unaudited Condensed Consolidated Financial Statements       8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
               And Results of Operations                                      12

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk          15

PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       April 28,          July 28,
                                                                                         2000               2000
                                                                                         -----              ----
                                                                                                         (Unaudited)
ASSETS:
Current Assets:
Cash                                                                                    $ 285,616          $ 173,777
Trade and other receivables, less allowance for
   doubtful accounts at April 28 and July 28
   of $346,060 and  $776,277, respectively                                             11,286,334          9,872,905
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                                            8,412,159         10,309,164
Prepaid expenses and other                                                                788,015            849,960
                                                                                   ----------------------------------
          Total Current Assets                                                         20,772,124         21,205,806
                                                                                   ----------------------------------
Other Assets:
Goodwill, net                                                                           8,136,010         12,365,547
Other                                                                                     887,137            767,254
                                                                                   ----------------------------------
          Total Other Assets                                                            9,023,147         13,132,801
                                                                                   ----------------------------------
Property and Equipment:
  Leasehold improvements                                                                1,508,208          1,578,319
  Furniture and fixtures                                                                3,898,288          4,175,614
                                                                                   ----------------------------------
Property and Equipment, at cost                                                         5,406,496          5,753,933
Less Accumulated depreciation                                                           3,101,004          3,437,069
                                                                                   ----------------------------------
          Property and equipment, net                                                   2,305,492          2,316,864
                                                                                   ----------------------------------
TOTAL ASSETS                                                                         $ 32,100,763       $ 36,655,471
                                                                                   ==================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       April 28,          July 28,
                                                                                         2000               2000
                                                                                         -----              ----
                                                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                                       $ 1,216,468      $ 1,270,922
Accounts payable                                                                        7,425,799        8,176,059
Billings in excess of costs and estimated earnings
  on uncompleted projects                                                               1,752,736        1,775,738
Accrued expenses and other                                                              2,264,244        3,475,257
                                                                                   --------------------------------
          Total Current Liabilities                                                    12,659,247       14,697,976
                                                                                   --------------------------------
LONG-TERM DEBT AND OTHER                                                                9,673,523       11,675,589
                                                                                   --------------------------------
TOTAL LIABILITIES                                                                      22,332,770       26,373,565
                                                                                   --------------------------------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Capital Stock:
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
  Common, $.001 par value, voting, authorized 9,000,000 shares; issued 2,359,975 and 2,413,882 at April 28, 2000 and July 28, 2000, respectively (includes
    258,444 and 308,444 to be issued on a delayed delivery schedule at April 28,
    2000 and July 28, 2000, respectively)                                                   2,360            2,414
Additional paid in capital                                                              7,450,261        7,718,911
Retained earnings                                                                       2,324,817        2,561,954
Accumulated other comprehensive loss                                                       (9,445)          (1,373)
                                                                                   --------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              9,767,993       10,281,906
                                                                                   --------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                                          $ 32,100,763     $ 36,655,471
                                                                                   ================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three           Three
                                                            Months          Months
                                                            Ended           Ended
                                                           July 30,        July 28,
                                                            1999            2000
                                                            ----            ----
REVENUES:
 Fee Income                                             $ 10,664,066    $ 14,779,823
 Reimbursable Income                                         789,129       1,090,853
                                                     --------------------------------
     Total Revenues                                       11,453,195      15,870,676
CONSULTANT EXPENSE                                         2,773,549       4,515,618
PROJECT EXPENSES:
  Direct Expenses                                            214,000         242,867
  Reimbursable expenses                                      384,360         559,891
                                                     --------------------------------
    Total project expenses                                   598,360         802,758
                                                     --------------------------------
NET PRODUCTION INCOME                                      8,081,286      10,552,300
DIRECT LABOR                                               2,306,424       3,277,698
INDIRECT EXPENSES                                          5,115,503       6,322,161
                                                     --------------------------------
OPERATING INCOME                                             659,359         952,441
                                                     --------------------------------
OTHER EXPENSE:
   Interest Expense, net                                     217,365         448,927
                                                     --------------------------------
     Total Other Expense                                     217,365         448,927
                                                     --------------------------------

INCOME  BEFORE INCOME TAXES                                  441,994         503,514
INCOME TAX  EXPENSE                                          215,024         266,377
                                                     --------------------------------
NET INCOME                                                 $ 226,970       $ 237,137
                                                     ================================
NET INCOME PER SHARE
  Basic                                                       $ 0.10          $ 0.10
                                                     ================================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic                                                    2,347,503       2,411,220
                                                     ================================
NET INCOME PER SHARE
  Diluted                                                     $ 0.10          $ 0.10
                                                     ================================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Diluted                                                  2,347,503       2,417,115
                                                     ================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                           Accumulated
                                       Common Stock         Additional                         Other            Total
                                 ----------------------      Paid-In        Retained      Comprehensive    Stockholders'
                                 Shares          Amount      Capital        Earnings          Loss             Equity
                                 ------          ------      -------        --------          ----             ------
Balance, April 28, 2000         2,359,975       $ 2,360     $ 7,450,261    $ 2,324,817      $ (9,445)       $ 9,767,993

Issuance of common stock
  for purchase of BL&P
  Engineers, Inc. (Note 3)         50,000            50         256,200                                         256,250

Issuance of Common Stock
   (Note 5)                         3,907             4          12,450                                          12,454

Foreign Currency Translation                                                                   8,072              8,072
  Adjustment

Net Income                                                                     237,137                          237,137
                                ---------------------------------------------------------------------------------------
Balance,  July 28, 2000         2,413,882       $ 2,414     $ 7,718,911    $ 2,561,954      $ (1,373)      $ 10,281,906
                                =======================================================================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                        Three                Three
                                                                                        Months               Months
                                                                                        Ended                Ended
                                                                                       July 30,             July 28,
                                                                                         1999                 2000
                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 226,970            $ 237,137
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation                                                                        175,512              240,144
     Amortization of intangible assets                                                    99,979              162,050
     Amortization of deferred loan fees                                                   19,637               52,117
     Changes in assets and liabilities, net of effects from purchase of acquired companies:
       (Increase) decrease in trade and other  accounts receivable                      (247,964)           2,897,512
       Net increase  in costs and estimated earnings in excess of billings
         on uncompleted projects                                                      (1,476,948)          (2,317,609)
       (Increase) decrease in prepaid expenses and other assets                       (1,136,157)             107,161
       Decrease in accounts payable                                                      330,466              682,436
       Decrease in accrued expenses and other                                            549,273              144,211
                                                                                --------------------------------------
           Net cash (used in) provided by operating activities                        (1,459,232)           2,205,159
                                                                                --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                   (346,856)            (251,516)
  Payment for purchase of BL&P Engineers, Inc., net of cash acquired                           -           (2,135,394)
                                                                                --------------------------------------
           Net cash used in investing activities                                        (346,856)          (2,386,910)
                                                                                --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term borrowings                                                       (113,240)            (145,126)
  Net borrowings on revolving credit facility                                                                 202,584
  Increase in short term borrowings                                                        3,424                    -
  Borrowings on long-term debt                                                         1,750,000                    -
  Proceeds from issuance of common stock under the Employee Stock Purchase Plan           17,024               12,454
                                                                                --------------------------------------
           Net cash provided by financing activities                                   1,657,208               69,912
                                                                                --------------------------------------
DECREASE  IN CASH                                                                       (148,880)            (111,839)
CASH BALANCE:
  Beginning of period                                                                    250,575              285,616
                                                                                --------------------------------------
  End of period                                                                        $ 101,695            $ 173,777
                                                                                ======================================
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                      $ 185,957            $ 403,468
    Income tax payments                                                                $ 645,158            $ 118,020
Noncash investing and financing transactions:
   Acquisition of BL&P Engineers, Inc. (net of imputed interest):
       Notes payable isued to BL&P Engineers, Inc. shareholder                                            $ 1,871,496
       Fair value of assets acquired and liabilities assumed, net                                           $ 281,126
       Common stock to be issued on delayed delivery schedule                                               $ 256,250

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business-HLM Design, Inc. (the "Company" or "HLM Design") is a management services company that provides management and services to architectural, engineering and planning design entities under long term management and services agreements ("MSAs"). As of July 28, 2000, the Company had wholly-owned subsidiaries of HLM Design and affiliates as follows:

           o HLM Design of North America, Inc. ("HLMNA");
           o HLM Design USA, Inc. ("HLMUSA");
           o HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP");
           o JPJ Architects, Inc. ("JPJ");
           o G.A. Design International Holdings, Ltd. ("GAIH"); and
           o BL&P Engineers, Inc. ("BL&P").

          JPJ, GAIH and BL&P are subsidiaries of the Company. HLMNA, HLMUSA, HLMAEP, JPJ, GAIH and BL&P are referred to herein collectively as "Managed Firms".

         Financial Statement Presentation - The accompanying unaudited financial information for the three month periods ended July 30, 1999 and July 28, 2000 has been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 28, 2000.

HLM DESIGN,  INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       CONTRACTS IN PROGRESS
         Information relative to contracts in progress is as follows:

                                                   April 28,          July 28,
                                                     2000               2000
                                                     ----               ----
        Costs incurred on uncompleted projects
           (excluding overhead)                  $ 64,016,964       $ 73,621,133
        Estimated earnings thereon                 58,470,955         66,105,050
                                                 ------------       ------------
        Total                                     122,487,919        139,726,183
        Less billings to date                     115,828,496        131,192,757
                                                 ------------       ------------
        Net underbillings                        $  6,659,423       $  8,533,426
                                                 ============       ============

            Net underbillings are included in the accompanying balance sheets as follows:

                                                               April 28,     July 28,
                                                                 2000          2000
                                                                 ----          ----
        Costs and estimated earnings in excess of billings
            On uncompleted projects                          $8,412,159     $10,309,164
        Billings in excess of costs and estimated earnings
            On uncompleted projects                          (1,752,736)     (1,775,738)
                                                             ------------  -------------
        Net underbillings                                    $6,659,423    $  8,533,426
                                                             ==========    ============

3.       ACQUISITIONS

         BL&P Engineers, Inc.
         As of April 29, 2000, the Company purchased all of the issued and outstanding common stock and related goodwill of BL&P for $1.46 million in cash, subordinated promissory notes bearing interest at 7 percent in the aggregate amount of $2.04 million (the "Notes") and 50,000 shares of the Company's common stock having a value of $0.26 million to be delivered on a delayed delivery basis.

         The Stock Purchase Agreement ("Agreement") provides for, among other things, the delivery to BL&P's former stockholder of 30% of the number of shares of the stock on each of April 29, 2002 and April 29, 2003 and 40% of the number of shares of stock on April 29, 2004. The Notes provide for payment of 30% of the principal amount on each of October 29, 2001 and April 29, 2003 and 40% of the principal amount on April 29, 2004. Following the consummation of the Agreement, the Company entered into a Management and Services Agreement, whereby the Company will manage all aspects of BL&P other than the provision of professional engineering services.

         In addition, the Company paid BL&P debt of $0.76 million upon closing.

HLM DESIGN,  INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       ACQUISITIONS-(Continued)
         The acquisition has been accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date.

         Working capital               $   662,344
         Property and equipment             79,964
         Other assets                     (461,180)
         Goodwill                        4,385,337
                                         ---------
         Total                          $4,666,465
                                        ==========


4.       FINANCING ARRANGEMENTS
         A summary of changes in financing arrangements are as follows:
         Revolving Credit: The maximum revolving advance amount is $17,000,000. The amount available to borrow is calculated based on the aging of certain assets. As of July 28, 2000, the Company has borrowings outstanding of $7,460,054.

         Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At July 28, 2000, the Company was in compliance with these financial covenants.

5.       STOCKHOLDERS' EQUITY
         In June 2000, 3,907 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

         HLM Design's unconsolidated balance sheet and statement of income as of and for the three month period ended July 28, 2000 are as follows:

         Balance Sheet
         Current assets                                        $18,116,395
         Non-current assets                                     14,444,699
                                                               -----------
         Total assets                                          $32,561,094
                                                               ===========

         Current liabilities                                    11,029,517
         Non-current liabilities                                11,249,671
                                                               -----------
         Total liabilities                                      22,279,188
         Total stockholders' equity                             10,281,906
                                                               -----------
         Total liabilities and stockholders' equity            $32,561,094
                                                               ===========

         Statement of Income
         Equity in earnings of affiliates                      $   553,002
         Net interest, income tax and other expense                315,865
                                                               -----------
         Net income                                            $   237,137
                                                               ===========

7.       NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133", which delays the Company's effective date until the fiscal year ending April 2002. Management is currently calculating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

                                           Three Months     Three Months
                                               Ended           Ended
                                            July 30,         July 28,
                                               1999            2000
                                         -------------      -------------
Revenues                                 $  11,453,195      $  15,870,676
Consultant and project expenses              3,371,909          5,318,376
                                         -------------      -------------
Net production income                        8,081,286         10,552,300
                                         -------------      -------------
Direct labor                                 2,306,424          3,277,698
Operating costs                              5,015,524          6,160,111
Amortization of intangible assets               99,979            162,050
                                         ---------------    --------------
Total costs and expenses                     7,421,927          9,599,859
                                         -------------      -------------
Operating income                               659,359            952,441
Interest expense, net                          217,365            448,927
                                         --------------     --------------

Income before income taxes                     441,994            503,514
Income tax expense                             215,024            266,377
                                         -------------      -------------
Net income                               $     226,970      $     237,137
                                         =============      =============
EBITDA (1)                               $     934,850      $   1,354,635
                                         =============      =============

(1) EBITDA represents net income before interest expense, income taxes, depreciation, amortization and extraordinary items. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. EBITDA, as calculated herein, may not be comparable to similarly entitled measures of other entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

RESULTS OF OPERATIONS

For the three months ended July 28, 2000 and July 30, 1999

         Revenues were $15.9 million for the three month period ended July 28, 2000 as compared to $11.5 million for the three month period ended July 30, 1999. This increase of 39% is due to internal growth in existing operations as well as the acquisition of BL&P which contributed 9% of the revenue growth.

            Direct costs, which include consultant costs and reimbursable project expenses, total $5.3 million, or 34% of revenues, for the three month period ended July 28, 2000 as compared to $3.4 million, or 29% of revenues, for the three month period ended July 30, 1999. This increase as a percentage of revenue is due to an increased use of consultants to meet project requirements primarily due to the tight labor market. Management believes that this trend may continue which will cause direct costs as a percent of revenues to increase in future periods.

         Direct labor cost was $3.3 million, or 31% of net production income, for the three month period ended July 28, 2000 as compared to $2.3 million, or 29% of net production income, for the three month period ended July 30, 1999. Although the volume of architecture, planning and engineering services has increased, it has been offset by (a) an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases; and (b) a reduction in certain higher margin projects.

         Operating costs were $6.2 million, or 58% of net production income, for the three month period ended July28, 2000 as compared to $5.0 million, or 62% of net production income, for the three month period ended July 30, 1999. This decrease as a percentage of net production income is principally due to fixed costs which do not increase at the same pace as net production income. This decrease as a percentage of net production income is partially offset by an increase in depreciation expense due to the Company's continued focus on improvement of certain computer and related equipment.

         Amortization of intangible assets was $162,050 for the three months ended July 28, 2000 as compared to $99,979 for the three months ended July 30, 1999. This increase is attributable to amortization expense arising from the acquisitions of BL&P and ESS.

         Income from operations were $1.0 million, or 9% of net production income, for the three month period ended July 28, 2000 as compared to $0.7 million, or 8% of net production income for the three months ended July 30, 1999. This increase as a percentage of net production income is principally due to a decrease in operating costs as a percent of net production income which is partially offset by an increase in direct labor cost as a percent of net production income.

         Interest expense was $0.4 million for the three month period ended July 28, 2000 as compared to $0.2 million for the three month period ended July 30, 1999. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisitions of ESS and BL&P and to a lesser extent, the effective interest rate has increased in the current year as compared to the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

         Income tax expense was $0.3 million for the three month period ended July 28, 2000 as compared to $0.2 million for the three month period ended July 30, 1999. The effective income tax rate was 53% and 49% for the three month periods ended July 28, 2000 and July 30, 1999, respectively. This effective tax rate is higher principally due to the increase in non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         At July 28, 2000, the Company's current assets of $21.2 million exceeded current liabilities of $14.7 million, resulting in net working capital of $6.5 million. During the three month period ended July 28, 2000, the Company's operating activities provided $2.3 million cash, primarily due to the decrease in trade and other accounts receivable and an increase in accounts payable which is partially offset by an increase in costs and estimated earnings compared to billings on uncompleted projects. The Company used $2.5 million for investing activities, primarily as payment for the purchase of BL&P on April 29, 2000, and to a lesser extent, the purchase of equipment. As of April 29, 2000, the Company purchased all of the issued and outstanding common stock and related goodwill of BL&P for $1.46 million in cash, subordinated promissory notes bearing interest at 7 percent in the aggregate amount of $2.04 million (the "Notes") and 50,000 shares of the Company's common stock having a value of $0.26 million (to be delivered on a delayed delivery basis). The Company generated cash of $ 0.1 million from financing activities primarily on borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation.

         The Company's growth and operating strategy will require substantial capital and may result in the Company from time to time incurring additional debt, issuing equity securities or obtaining additional bank financing. As a management company, HLM Design is responsible for the financing of working capital growth, capital growth and other cash needs of its managed firms.

         During fiscal year end April 28, 2000, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20 million. At July 28, 2000, the Company had borrowings outstanding of $7.5 million under the revolving credit arrangement and $1.7 million under the term loan agreement. At July 28, 2000 there were no borrowings outstanding under the capital expenditure loan. Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At July 28, 2000, the Company was in compliance with these financial covenants.

         The Company believes that its revolving line of credit and anticipated funds from future operations will be sufficient to meet the Company's operating needs for at least the next twelve months. However, in order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its ability to continue its growth strategy will be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         In the opinion of management, there has been no material change in market risk since April 28, 2000.

PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      The exhibits filed as part of this Form 10-Q are:

Exhibit No.   Description
-----------   -----------

27            Financial Data Schedule

(b) Reports on Form 8-K
On May 15 , 2000, the Company filed a Current Report on Form 8-K reporting the acquisition of BL&P (the "BL&P 8-K"). On July 13, 2000, the Company filed an amendment to the BL&P 8-K which included the financial statements for the years ended December 31, 1999 and 1998 and pro forma financial information relating the acquisition of BL&P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HLM DESIGN, INC.
                                      (Registrant)


Date: September 11,  2000           By:  /s/  Joseph M. Harris
      -------------------                ---------------------
                                         Joseph M. Harris
                                         President, Chairman and Director


Date: September 11, 2000              By: /s/ Vernon B. Brannon
      ------------------                  ---------------------
                                    Vernon B. Brannon
                                    Senior Vice President, Chief Financial
                                      Officer, Treasurer, Assistant Secretary
                                      And Director