Form 10-Q
period 2000-11-27
HLM DESIGN INC
filed 2000-12-11
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 27, 2000

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
Yes   X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                             Outstanding at December 4, 2000
-------------------                             -------------------------------
Common stock, par value $.001 per share                 2,179,510 shares

HLM DESIGN, INC. AND AFFILIATES
INDEX TO FORM 10-Q

                                                                                               PAGE
                                                                                                 NO.


PART I    FINANCIAL INFORMATION

ITEM 1.      Financial Statements
                Condensed Consolidated Balance Sheets - April 28, 2000 and
                      October 27, 2000                                                           3

                Condensed Consolidated Statements of Income - Six Month Periods
                      Ended October 29, 1999 and October 27, 2000 and Three Month
                      Periods Ended October 29, 1999 and October 27, 2000                        5

                Condensed Consolidated Statement of Stockholders' Equity - Six
                       Month Period Ended October 27, 2000                                       6

                 Condensed Consolidated Statements of Cash Flows - Six Month
                        Periods Ended October 29, 1999 and October 27, 2000                      7

                 Notes to Unaudited Condensed Consolidated Financial Statements                  8

ITEM 2.      Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                     12

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                         16

PART II  OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders                                17

ITEM 6.      Exhibits and Reports on Form 8-K                                                   18

SIGNATURES                                                                                      19

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 April 28,        October 27,
                                                                   2000              2000
                                                                   ----              ----
                                                                                  (Unaudited)
ASSETS:
Current Assets:
Cash                                                             $   285,616      $    84,839
Trade and other receivables, less allowance for
   doubtful accounts at April 28, 2000 and October 27, 2000
   of $346,060 and  $773,718, respectively                        11,286,334       12,207,991
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                       8,412,159        9,738,139
Prepaid expenses and other                                           788,015          959,430
                                                                 -----------      -----------
          Total Current Assets                                    20,772,124       22,990,399
                                                                 -----------      -----------

Other Assets:
Goodwill, net                                                      8,136,010       12,440,851
Other                                                                887,137          687,089
                                                                 -----------      -----------
          Total Other Assets                                       9,023,147       13,127,940
                                                                 -----------      -----------

Property and Equipment:
  Leasehold improvements                                           1,508,208        1,630,330
  Furniture and fixtures                                           3,898,288        4,351,125
                                                                 -----------      -----------
Property and Equipment, at cost                                    5,406,496        5,981,455
Less Accumulated depreciation                                      3,101,004        3,779,584
                                                                 -----------      -----------
          Property and equipment, net                              2,305,492        2,201,871
                                                                 -----------      -----------
TOTAL ASSETS                                                     $32,100,763      $38,320,210
                                                                 ===========      ===========

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                       April 28,        October 27,
                                                                                         2000              2000
                                                                                         ----              ----
                                                                                                       (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                                       $  1,216,468       $  1,261,460
Accounts payable                                                                         7,425,799          9,044,094
Billings in excess of costs and estimated earnings
  on uncompleted projects                                                                1,752,736          1,450,634
Accrued expenses and other                                                               2,264,244          3,122,347
                                                                                      ------------       ------------
          Total Current Liabilities                                                     12,659,247         14,878,535
                                                                                      ------------       ------------
LONG-TERM DEBT AND OTHER                                                                 9,673,523         12,877,323
                                                                                      ------------       ------------
TOTAL LIABILITIES                                                                       22,332,770         27,755,858
                                                                                      ------------       ------------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Capital Stock:
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
  Common, $.001 par value, voting, authorized 9,000,000 shares; issued 2,359,975 and 2,415,953 at April 28, 2000 and October 27, 2000, respectively (includes
    258,444 and 308,444 to be issued on a delayed delivery schedule at April 28,
    2000 and October 27, 2000, respectively)                                                 2,360              2,416
Additional paid in capital                                                               7,450,261          7,725,290
Retained earnings                                                                        2,324,817          2,831,699
Accumulated other comprehensive income (loss)                                               (9,445)             4,947
                                                                                      ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                               9,767,993         10,564,352
                                                                                      ------------       ------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                                           $ 32,100,763       $ 38,320,210
                                                                                      ============       ============

See notes to unaudited condensed consolidated financial statements.
                                        4

HLM DESIGN, INC. AND AFFILIATES
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                       Six             Six                 Three           Three
                                                      Months          Months               Months          Months
                                                      Ended            Ended                Ended          Ended
                                                   October 29,     October 27,          October 29,     October 27,
                                                      1999             2000                 1999           2000
                                                      ----             ----                 ----           ----
REVENUES:
 Fee Income                                          $22,137,677      $29,976,567      $11,473,611      $15,196,744
 Reimbursable Income                                   1,640,759        1,963,189          851,630          872,336
                                                     -----------      -----------      -----------      -----------
     Total Revenues                                   23,778,436       31,939,756       12,325,241       16,069,080
                                                     -----------      -----------      -----------      -----------
CONSULTANT EXPENSE                                     6,004,259        9,173,995        3,230,710        4,658,377
                                                     -----------      -----------      -----------      -----------
PROJECT EXPENSES:
  Direct Expenses                                        354,828          539,091          140,828          296,224
  Reimbursable expenses                                  901,023        1,171,004          516,663          611,113
                                                     -----------      -----------      -----------      -----------
    Total project expenses                             1,255,851        1,710,095          657,491          907,337
                                                     -----------      -----------      -----------      -----------
NET PRODUCTION INCOME                                 16,518,326       21,055,666        8,437,040       10,503,366
DIRECT LABOR                                           4,853,626        6,717,173        2,547,202        3,439,475
INDIRECT EXPENSES                                     10,227,418       12,339,773        5,111,915        6,017,612
                                                     -----------      -----------      -----------      -----------
OPERATING INCOME                                       1,437,282        1,998,720          777,923        1,046,279
                                                     -----------      -----------      -----------      -----------
OTHER EXPENSE:
   Interest Expense, net                                 472,162          920,295          254,797          471,368
                                                     -----------      -----------      -----------      -----------

INCOME  BEFORE INCOME TAXES                              965,120        1,078,425          523,126          574,911
INCOME TAX  EXPENSE                                      468,241          571,543          253,217          305,166
                                                     -----------      -----------      -----------      -----------
NET INCOME                                           $   496,879      $   506,882      $   269,909      $   269,745
                                                     ===========      ===========      ===========      ===========

NET INCOME PER SHARE
  Basic                                              $      0.21      $      0.21      $      0.11      $      0.11
                                                     ===========      ===========      ===========      ===========
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic                                                2,350,248        2,412,870        2,352,993        2,414,519
                                                     ===========      ===========      ===========      ===========

NET INCOME PER SHARE
  Diluted                                            $      0.21      $      0.21      $      0.11      $      0.11
                                                     ===========      ===========      ===========      ===========
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Diluted                                              2,350,248        2,416,121        2,352,993        2,414,556
                                                     ===========      ===========      ===========      ===========



See notes to unaudited condensed consolidated financial statements.
                                        5

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                     Accumulated
                                                                   Additional                            Other             Total
                                        Common Stock                 Paid-In         Retained        Comprehensive     Stockholders'
                                    Shares          Amount           Capital         Earnings        Income (Loss)         Equity
                                    ------          ------           -------         --------        -------------         ------
Balance, April 28, 2000             2,359,975      $     2,360      $ 7,450,261      $ 2,324,817      $    (9,445)      $ 9,767,993

Issuance of common stock
  for purchase of BL&P
  Engineers, Inc. (Note 3 )            50,000               50          256,200                                             256,250

Issuance of Common Stock
   (Note 5 )                            5,978                6           18,829                                              18,835

Foreign Currency Translation                                                                              14,392             14,392
  Adjustment

Net Income                                                                               506,882                            506,882
                                    ------------------------------------------------------------------------------------------------
Balance,  October 27, 2000          2,415,953      $     2,416      $ 7,725,290      $ 2,831,699      $     4,947       $10,564,352
                                    ================================================================================================


See notes to unaudited condensed consolidated financial statements.
                                        6

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                       Six                  Six
                                                                                                      Months               Months
                                                                                                       Ended                Ended
                                                                                                   October 29,          October 27,
                                                                                                       1999                 2000
                                                                                                       ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                         $   496,879       $   506,882
  Adjustments to reconcile net income  to net  cash provided by (used in) operating activities:
     Depreciation                                                                                        419,949           480,598
     Amortization of intangible assets                                                                   201,439           330,302
     Amortization of deferred loan fees                                                                   39,275           100,906
     Changes in assets and liabilities, net of effects from purchase of acquired companies:
       (Increase) decrease in trade and other  accounts receivable                                      (733,024)          562,426
       Net increase  in costs and estimated earnings in excess of billings
         on uncompleted projects                                                                      (1,892,640)       (2,157,740)
       Increase  in prepaid expenses and other assets                                                    (76,514)           (4,810)
       Increase in accounts payable                                                                    1,870,176         1,426,845
       Decrease  in accrued expenses and other                                                        (1,082,178)         (202,379)
                                                                                                     -----------       -----------
           Net cash (used in) provided by operating activities                                          (756,638)        1,043,030
                                                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                   (569,075)         (376,977)
  Payment for purchase of minority interest in GAIH                                                      (21,330)
  Payment for purchase of ESS Architects, Inc., net of cash acquired                                    (153,993)
  Payment for purchase of BL&P Engineers, Inc., net of cash acquired                                         -          (2,135,394)
                                                                                                     -----------       -----------
           Net cash used in investing activities                                                        (744,398)       (2,512,371)
                                                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term borrowings                                                                       (454,027)         (486,189)
  Net borrowings on revolving credit facility                                                          1,735,918
  Borrowings on long-term debt                                                                         1,800,000               -
  Proceeds from issuance of common stock under the Employee Stock Purchase Plan                           23,108            18,835
                                                                                                     -----------       -----------
           Net cash provided by financing activities                                                   1,369,081         1,268,564
                                                                                                     -----------       -----------
DECREASE  IN CASH                                                                                       (131,955)         (200,777)
CASH BALANCE:
  Beginning of period                                                                                    250,575           285,616
                                                                                                     -----------       -----------
  End of period                                                                                      $   118,620       $    84,839
                                                                                                     ===========       ===========
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                                    $   382,272       $ 1,005,146
    Income tax payments                                                                              $   703,943       $   163,920
Noncash investing and financing transactions:
   Acquisition of BL&P Engineers, Inc. (net of imputed interest):
       Notes payable issued to BL&P Engineers, Inc. shareholder                                                        $ 1,871,496
       Fair value of assets acquired and liabilities assumed, net                                                      $   281,126
       Common stock to be issued on delayed delivery schedule                                                          $   256,250



See notes to unaudited condensed consolidated financial statements.
                                        7

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business - HLM Design, Inc. (the "Company" or "HLM Design") is a management services company that provides management and services to architectural, engineering and planning design entities under long term management and services agreements ("MSAs"). As of October 27, 2000, the Company had wholly-owned subsidiaries of HLM Design and affiliates as follows:

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

         Financial Statement Presentation - The accompanying unaudited financial information for the three and six month periods ended October 29, 1999 and October 27, 2000 has been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 28, 2000.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       CONTRACTS IN PROGRESS
         Information relative to contracts in progress is as follows:

                                                                         April 28,         October 27,
                                                                            2000              2000
                                                                            ----              ----
        Costs incurred on uncompleted projects
           (excluding overhead)                                        $ 64,016,964       $ 80,167,102
        Estimated earnings thereon                                       58,470,955         70,009,078
                                                                       ------------      -------------
        Total                                                           122,487,919        150,176,180
        Less billings to date                                           115,828,496        141,888,675
                                                                        -----------       ------------
        Net underbillings                                              $  6,659,423      $   8,287,505
                                                                       ============      =============

            Net underbillings are included in the accompanying balance sheets as follows:

                                                                         April 28,        October 27,
                                                                            2000               2000
                                                                            ----               ----
        Costs and estimated earnings in excess of billings
            On uncompleted projects, net                                $ 8,412,159        $  9,738,139
        Billings in excess of costs and estimated earnings
            On uncompleted projects                                      (1,752,736)         (1,450,634)
                                                                        -----------        ------------
        Net underbillings                                               $ 6,659,423        $  8,287,505
                                                                        ===========        ============


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

         Working capital               $   662,344
         Other assets                       79,964
         Other assets                     (461,180)
         Goodwill                        4,536,591
                                         ---------
         Total                          $4,817,719
                                        ==========


4.       FINANCING ARRANGEMENTS
         A summary of changes in financing arrangements are as follows:
         Revolving Credit: The maximum revolving advance amount is $17,000,000. The amount available to borrow is calculated based on the aging of certain assets. As of October 27, 2000, the Company has borrowings outstanding of $8,993,388, which represents substantially all of the amount available to borrow under the terms of the Company's revolving credit agreement at that date.

         Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At October 27, 2000, the Company was in compliance with these financial covenants.

5.       STOCKHOLDERS' EQUITY
         In June 2000, 3,907 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan. In September 2000, 2,071 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

         HLM Design's unconsolidated balance sheet and statement of income as of and for the six month period ended October 27, 2000 are as follows:

         Balance Sheet
         Current assets                                          $19,768,358
         Non-current assets                                       14,420,427
                                                                ------------
         Total assets                                            $34,188,785
                                                                ============

         Current liabilities                                      11,584,900
         Non-current liabilities                                  12,039,533
                                                                ------------
         Total liabilities                                        23,624,433
         Total stockholders' equity                               10,564,352
                                                                ------------
         Total liabilities and stockholders' equity              $34,188,785
                                                                ============

         Statement of Income
         Equity in earnings of affiliates                        $ 1,039,635
         Net interest, income tax and other expense                  532,753
                                                                ------------
         Net income                                             $    506,882
                                                                ============

7.       NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133", which delays the Company's effective date until the fiscal year ending April 2002. Management is currently calculating the effects of SFAS No. 133 on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

                                                         Three Months
                                                             Ended        Three Months Ended    Six Months Ended    Six Months Ended
                                                          October 29,         October 27,          October 29,         October 27,
                                                             1999                2000                 1999                2000
                                                             ----                ----                 ----                ----
Revenues                                                  $12,325,241          $16,069,080          $23,778,436          $31,939,756
Consultant and project expenses                             3,888,201            5,565,714            7,260,110           10,884,090
                                                          -----------          -----------          -----------          -----------
Net production income                                       8,437,040           10,503,366           16,518,326           21,055,666
                                                          -----------          -----------          -----------          -----------
Direct labor                                                2,547,202            3,439,475            4,853,626            6,717,173
Operating costs                                             5,010,455            5,849,361           10,025,979           12,009,471
Amortization of intangible assets                             101,460              168,251              201,439              330,302
                                                          -----------          -----------          -----------          -----------
Total costs and expenses                                    7,659,117            9,457,087           15,081,044           19,056,946
                                                          -----------          -----------          -----------          -----------
Operating income                                              777,923            1,046,279            1,437,282            1,998,720
Interest expense, net                                         254,797              471,368              472,162              920,295
                                                          -----------          -----------          -----------          -----------

Income before income taxes                                    523,126              574,911              965,120            1,078,425
Income tax expense                                            253,217              305,166              468,241              571,543
                                                          -----------          -----------          -----------          -----------
Net income                                                $   269,909          $   269,745          $   496,879          $   506,882
                                                          ===========          ===========          ===========          ===========



EBITDA (1)                                                $ 1,123,820          $ 1,454,942          $ 2,058,670          $ 2,809,577
                                                          ===========          ===========          ===========          ===========


(1) EBITDA represents net income before interest expense, income taxes, depreciation and amortization. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. EBITDA, as calculated herein, may not be comparable to similarly entitled measures of other entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

RESULTS OF OPERATIONS

For the three months ended October 27, 2000 and October 29, 1999

         Revenues were $16.1 million for the three month period ended October 27, 2000 as compared to $12.3 million for the three month period ended October 29, 1999. This increase of 30% is due to internal growth in existing operations as well as the acquisition of BL&P which contributed 11% of the revenue growth.

         Direct costs, which include consultant costs and reimbursable project expenses, total $5.6 million, or 35% of revenues, for the three month period ended October 27, 2000 as compared to $3.9 million, or 32% of revenues, for the three month period ended October 29, 1999. This increase as a percentage of revenue is due to an increased use of consultants to meet project requirements primarily due to the tight labor market. Management believes that this trend may continue which will cause direct costs as a percent of revenues to increase in future periods.

         Direct labor cost was $3.4 million, or 33% of net production income, for the three month period ended October 27, 2000 as compared to $2.5 million, or 30% of net production income, for the three month period ended October 29, 1999. Although the volume of architecture, planning and engineering services has increased, it has been offset by an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases.

         Operating costs were $5.8 million, or 56% of net production income, for the three month period ended October 27, 2000 as compared to $5.0 million, or 59% of net production income, for the three month period ended October 29, 1999. This decrease as a percentage of net production income is principally due to fixed costs which do not increase at the same pace as net production income. This decrease as a percentage of net production income is partially offset by an increase in indirect salaries related to our acquisition strategy and certain office expenses.

         Amortization of intangible assets was $168,251 for the three months ended October 27, 2000 as compared to $101,460 for the three months ended October 29, 1999. This increase is attributable to amortization expense arising from the acquisitions of BL&P and ESS Architects, Inc. ("ESS").

         Income from operations was $1.0 million, or 10% of net production income, for the three month period ended October 27, 2000 as compared to $0.8 million, or 9% of net production income for the three months ended October 29, 1999. This increase as a percentage of net production income is principally due to a decrease in operating costs as a percentage of net production income which is partially offset by an increase in direct labor cost as a percentage of net production income and a reduction in certain higher margin projects.

         Interest expense was $0.5 million for the three month period ended October 27, 2000 as compared to $0.3 million for the three month period ended October 29, 1999. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisitions of ESS and BL&P and to a lesser extent, an increase in the effective interest rate in the current year as compared to the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

         Income tax expense was $0.3 million for the three month period ended October 27, 2000 as compared to $0.3 million for the three month period ended October 29, 1999. The effective income tax rate was 53% and 48% for the three month periods ended October 27, 2000 and October 29, 1999, respectively. This effective tax rate is higher principally due to the increase in non-deductible goodwill amortization.

         Earnings per share was 0.11 for the three month period ended October 27, 2000 as compared to 0.11 for the three month period ended October 29, 1999. Earnings per share remained constant despite the increase in net production income due to the impact of increased interest expense primarily attributable to the acquisition of BL&P and ESS, as well as a reduction in certain higher margin projects. In addition, earnings per share is positively impacted by a decrease in operating costs as a percentage of net production income principally due to fixed costs which do not increase at the same pace as net production income.

For the six months ended October 27, 2000 and October 29, 1999

         Revenues were $31.9 million for the six month period ended October 27, 2000 as compared to $23.8 million for the six month period ended October 29, 1999. This increase of 34% is due to internal growth in existing operations as well as the acquisition of BL&P which contributed 12% of the revenue growth.

         Direct costs, which include consultant costs and reimbursable project expenses, total $10.9 million, or 34% of revenues, for the six month period ended October 27, 2000 as compared to $7.3 million, or 31% of revenues, for the six month period ended October 29, 1999. This increase as a percentage of revenue is due to an increased use of consultants to meet project requirements primarily due to the tight labor market. Management believes that this trend may continue which will cause direct costs as a percent of revenues to increase in future periods.

         Direct labor cost was $6.7 million, or 32% of net production income, for the six month period ended October 27, 2000 as compared to $4.9 million, or 30% of net production income, for the six month period ended October 29, 1999. Although the volume of architecture, planning and engineering services has increased, it has been offset by an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases.

         Operating costs were $12.0 million, or 57% of net production income, for the six month period ended October 27, 2000 as compared to $10.0 million, or 61% of net production income, for the six month period ended October 29, 1999. This decrease as a percentage of net production income is principally due to fixed costs which do not increase at the same pace as net production income. This decrease as a percentage of net production income is partially offset by an increase in indirect salaries related to our acquisition strategy and certain office expenses.

         Amortization of intangible assets was $330,302 for the six months ended October 27, 2000 as compared to $201,439 for the six months ended October 29, 1999. This increase is attributable to amortization expense arising from the acquisitions of BL&P and ESS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Income from operations was $2.0 million, or 9% of net production income, for the six month period ended October 27, 2000 as compared to $1.4 million, or 9% of net production income for the six months ended October 29, 1999.

         Interest expense was $0.9 million for the six month period ended October 27, 2000 as compared to $0.5 million for the six month period ended October 29, 1999. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisitions of ESS and BL&P and to a lesser extent, the effective interest rate has increased in the current year as compared to the prior year.

         Income tax expense was $0.6 million for the six month period ended October 27, 2000 as compared to $0.5 million for the six month period ended October 29, 1999. The effective income tax rate was 53% and 49% for the six month periods ended October 27, 2000 and October 29, 1999, respectively. This effective tax rate is higher principally due to the increase in non-deductible goodwill amortization.

         Earnings per share was 0.21 for the six month period ended October 27, 2000 as compared to 0.21 for the six month period ended October 29, 1999. Earnings per share remained constant despite the increase in net production income due to the impact of increased interest expense primarily attributable to the acquisition of BL&P and ESS, as well as a reduction in certain higher margin projects. In addition, earnings per share is positively impacted by a decrease in operating costs as a percentage of net production income principally due to fixed costs which do not increase at the same pace as net production income.


LIQUIDITY AND CAPITAL RESOURCES

         At October 27, 2000, the Company's current assets of $23.0 million exceeded current liabilities of $14.9 million, resulting in net working capital of $8.1 million. During the six month period ended October 27, 2000, the Company's operating activities provided $1.0 million cash, primarily due to a decrease in trade and other accounts receivable and an increase in accounts payable which is partially offset by an increase in costs and estimated earnings compared to billings on uncompleted projects. The Company used $2.5 million for investing activities, primarily as payment for the purchase of BL&P on April 29, 2000, and to a lesser extent, the purchase of equipment. As of April 29, 2000, the Company purchased all of the issued and outstanding common stock and related goodwill of BL&P for $1.46 million in cash, subordinated promissory notes bearing interest at 7 percent in the aggregate amount of $2.04 million (the "Notes") and 50,000 shares of the Company's common stock having a value of $0.26 million (to be delivered on a delayed delivery basis). In addition, the Company paid BL&P debt of $0.76 million upon closing. The Company generated cash of $
1.3 million from financing activities primarily on borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation.

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

         During fiscal year end April 28, 2000, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20 million. At October 27, 2000, the Company had borrowings outstanding of approximately $9.0 million under the revolving credit arrangement and $1.6 million under the term loan agreement. At October 27, 2000 there were no borrowings outstanding under the capital expenditure loan. Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At October 27, 2000, the Company was in compliance with these financial covenants. See Note 4 to the Company's Condensed Consolidated Financial Statements.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133", which delays the Company's effective date until the fiscal year ending April 2002. Management is currently calculating the effects of SFAS No. 133 on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         In the opinion of management, there has been no material change in market risk since April 28, 2000.

PART II-OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on September 14, 2000 for the purpose of electing one director, approving an amendment to the 1998 Stock Option Plan, approving an amendment to the Employee Stock Purchase Plan, and ratifying the appointment of independent accountants. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Election of director for term indicated:

                                         Year of Annual
                                           Meeting of
                                        Stockholders that                 Shares Voted                      Shares
              Name                        Term Expires                       "For"                        "Withheld"
              ----                        ------------                       -----                        ----------
        D. Shannon LeRoy                      2003                         1,932,544                        40,430

The following directors terms of office continued after the meeting:  Joseph M. Harris, Vernon B. Brannon, James
E. Finley and L. Fred Pounds.

Proposal 2:

Amendment of the HLM Design, Inc. 1998 Stock Option Plan was approved with the following vote:

               Shares Voted                               Shares Voted                                 Shares
                  "For"                                    "Against"                                "Abstaining"
                  -----                                    ---------                                ------------
                1,847,719                                   115,805                                    9,450

Proposal 3:

Amendment of the HLM Design, Inc. Employee Stock Purchase Plan was approved with the following vote:

               Shares Voted                               Shares Voted                                 Shares
                  "For"                                    "Against"                                "Abstaining"
                  -----                                    ---------                                ------------
                1,863,744                                   103,430                                    5,800

Proposal 4:

Ratification of appointment of Deloitte & Touche LLP as the Company's independent accountants was approved with the following vote:

               Shares Voted                               Shares Voted                                 Shares
                  "For"                                    "Against"                                "Abstaining"
                  -----                                    ---------                                ------------
                1,931,429                                    35,645                                    5,900


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

                                      HLM DESIGN, INC.
                                         (Registrant)


Date: December 11,  2000               By:  /s/  Joseph M. Harris
      ------------------                   ---------------------
                                           Joseph M. Harris
                                           President, Chairman and Director


Date: December 11, 2000                By:  /s/ James B. Huff
      -----------------                     -----------------
                                       James B. Huff
                                       Vice President and Chief Financial
                                          Officer