Form 10-Q
period 2001-01-26
HLM DESIGN INC
filed 2001-03-12
CIK 1049129

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 26, 2001

(_)  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No____
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                           Outstanding at March 2, 2001
-------------------                           ----------------------------
Common stock, par value $.001 per share              2,188,732 shares

HLM DESIGN, NC. AND AFFILIATES
INDEX TO FORM 10-Q

                                                                                     PAGE
                                                                                      NO.
PART I  FINANCIAL INFORMATION

ITEM 1.     Financial Statements
         Condensed Consolidated Balance Sheets - April 28, 2000 and
          January 26, 2001                                                              3

         Condensed Consolidated Statements of Income - Nine Month Periods
            Ended January 28, 2000 and January 26, 2001 and Three Month
            Periods Ended January 28, 2000 and January 26, 2001                         5

         Condensed Consolidated Statement of Stockholders' Equity - Nine
            Month Period Ended January 26, 2001                                         6

         Condensed Consolidated Statements of Cash Flows - Nine Month
            Periods Ended January 28, 2000 and January 26, 2001                         7

         Notes to Unaudited Condensed Consolidated Financial Statements                 8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                                  12

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                    16

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                              17

SIGNATURES                                                                             18

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 April 28,        January 26,
                                                                  2000               2001
                                                                  ----               ----
                                                                                  (Unaudited)
ASSETS:

Current Assets:
Cash                                                           $      285,616    $       39,564
Trade and other receivables, less allowance for
  doubtful accounts at April 28, 2000 and January 26, 2001
  of $346,060 and  $695,947, respectively                          11,286,334        12,965,058
Costs and estimated earnings in excess of billings on
  uncompleted projects, net                                         8,412,159        10,303,402
Prepaid expenses and other                                            788,015         1,719,443
                                                               --------------------------------
      Total Current Assets                                         20,772,124        25,027,467
                                                               --------------------------------

Other Assets:
Goodwill, net                                                       8,136,010        12,314,407
Other                                                                 887,137         1,758,323
                                                               --------------------------------
      Total Other Assets                                            9,023,147        14,072,730
                                                               --------------------------------

Property and Equipment:
  Leasehold improvements                                            1,508,208         1,659,608
  Furniture and fixtures                                            3,898,288         4,425,049
                                                               --------------------------------
Property and Equipment, at cost                                     5,406,496         6,084,657
Less Accumulated depreciation                                       3,101,004         4,110,056
                                                               --------------------------------
      Property and equipment, net                                   2,305,492         1,974,601
                                                               --------------------------------
TOTAL ASSETS                                                   $   32,100,763    $   41,074,798
                                                               ================================

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             April 28,       January 26,
                                                                               2000             2001
                                                                               ----             ----
                                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                             $ 1,216,468      $ 1,328,601
Accounts payable                                                              7,425,799        9,462,075
Billings in excess of costs and estimated earnings
  on uncompleted projects                                                     1,752,736        1,178,397
Accrued expenses and other                                                    2,264,244        5,583,111
                                                                      ----------------------------------
          Total Current Liabilities                                          12,659,247       17,552,184
                                                                      ----------------------------------
LONG-TERM DEBT AND OTHER                                                      9,673,523       12,926,699
                                                                      ----------------------------------
TOTAL LIABILITIES                                                            22,332,770       30,478,883
                                                                      ----------------------------------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Capital Stock:
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
  Common, $.001 par value, authorized 9,000,000
    shares; issued 2,359,975 and 2,415,953 at
    April 28, 2000 and January 26, 2001, respectively (includes
    258,444 and 236,443 to be issued on a delayed
    delivery schedule at April 28, 2000 and
    January 26, 2001, respectively)                                               2,360            2,416
Additional paid in capital                                                    7,450,261        7,725,290
Retained earnings                                                             2,324,817        2,893,932
Accumulated other comprehensive loss                                             (9,445)         (25,723)
                                                                      ----------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    9,767,993       10,595,915
                                                                      ----------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                                $ 32,100,763     $ 41,074,798
                                                                      ==================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                         Nine            Nine                 Three           Three
                                                        Months          Months               Months          Months
                                                         Ended           Ended                Ended           Ended
                                                      January 28,     January 26,          January 28,     January 26,
                                                         2000            2001                 2000            2001
                                                         ----            ----                 ----            ----
REVENUES:

 Fee Income                                            $ 35,212,629     $ 44,311,647        $ 13,074,952    $ 14,335,080
 Reimbursable Income                                      2,883,291        3,006,213           1,242,532       1,043,024
                                                   ----------------   --------------      --------------   -------------
   Total Revenues                                        38,095,920       47,317,860          14,317,484      15,378,104
                                                   ----------------   --------------      --------------   -------------
CONSULTANT EXPENSE                                       10,782,675       13,883,798           4,778,416       4,709,803
                                                   ----------------   --------------      --------------   -------------
PROJECT EXPENSES:
 Direct Expenses                                            587,959          763,946             233,131         224,855
 Reimbursable expenses                                    1,564,673        1,693,604             663,650         522,600
                                                   ----------------   --------------      --------------   -------------
   Total project expenses                                 2,152,632        2,457,550             896,781         747,455
                                                   ----------------   --------------      --------------   -------------
NET PRODUCTION INCOME                                    25,160,613       30,976,512           8,642,287       9,920,846
DIRECT LABOR                                              7,403,527        9,795,810           2,549,901       3,078,637
INDIRECT EXPENSES                                        15,701,374       18,541,171           5,473,956       6,201,398
                                                   ----------------   --------------      --------------   -------------
OPERATING INCOME                                          2,055,712        2,639,531             618,430         640,811
OTHER EXPENSE:
 Interest Expense, net                                      757,893        1,363,003             285,731         442,708
                                                   ----------------   --------------      --------------   -------------

INCOME  BEFORE INCOME TAXES                               1,297,819        1,276,528             332,699         198,103
INCOME TAX  EXPENSE                                         608,858          707,413             140,617         135,870
                                                   ----------------   --------------      --------------   -------------
NET INCOME                                             $    688,961     $    569,115        $    192,082    $     62,233
                                                   ================   ==============      ==============   =============

NET INCOME PER SHARE
 Basic                                                 $       0.29     $       0.24        $       0.08    $       0.03
                                                   ================   ==============      ==============   =============

NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
 Basic                                                    2,351,702        2,413,897           2,354,609       2,415,953
                                                   ================   ==============      ==============   =============

NET INCOME PER SHARE
 Diluted                                               $       0.29     $       0.24        $       0.08    $       0.03
                                                   ================   ==============      ==============   =============
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
 Diluted                                                  2,351,702        2,442,703           2,354,609       2,430,113
                                                   ================   ==============      ==============   =============

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)


                                                                                                 Accumulated
                                                                   Additional                       Other         Total
                                         Common Stock               Paid-In       Retained      Comprehensive  Stockholders'
                                     ---------------------
                                     Shares         Amount          Capital       Earnings          Loss          Equity
                                    ---------      -------         ----------    -----------      ---------     ----------
Balance, April 28, 2000             2,359,975      $ 2,360         $7,450,261    $ 2,324,817      $ (9,445)     $ 9,767,993

Issuance of common stock
  for purchase of BL&P
  Engineers, Inc. (Note 3)             50,000           50            256,200                                       256,250

Issuance of Common Stock
   (Note 5 )                            5,978            6             18,829                                        18,835

Comprehensive income:
  Foreign currency
  translation adjustment                                                                           (16,278)

  Net Income                                                                         569,115
Total comprehensive income                                                                                          552,837
                                    ---------------------------------------------------------------------------------------
Balance,  January 26, 2001          2,415,953      $ 2,416         $7,725,290    $ 2,893,932     $ (25,723)     $10,595,915
                                    =======================================================================================






See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                       Nine              Nine
                                                                                                      Months            Months
                                                                                                      Ended              Ended
                                                                                                     January 28,        January 26,
                                                                                                       2000               2001
                                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                       $     688,961    $    569,115
  Adjustments to reconcile net income  to net  cash provided by (used in) operating activities:
     Depreciation                                                                                        637,738         711,680
     Amortization of intangible assets                                                                   312,394         496,275
     Amortization of deferred loan fees                                                                   58,912         154,284
     Changes in assets and liabilities, net of effects from purchase of acquired companies:
       Increase in trade and other  accounts receivable                                               (1,585,291)       (194,641)
       Net increase in costs and estimated earnings in excess of billings
         on uncompleted projects                                                                      (3,231,356)     (2,995,240)
       Decrease (increase) in prepaid expenses and other assets                                          227,516        (704,112)
       Increase in accounts payable                                                                    2,931,205       1,811,546
       Increase (decrease) in accrued expenses and other                                                (748,370)      1,003,956
                                                                                                   -----------------------------
           Net cash (used in) provided by operating activities                                          (708,291)        852,863
                                                                                                   -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                   (769,466)       (380,789)
  Payment for purchase of minority interest in GAIH                                                      (21,330)
  Payment for purchase of ESS Architects, Inc., net of cash acquired                                    (153,993)
  Payment for purchase of BL&P Engineers, Inc., net of cash acquired                                           -      (2,135,394)
                                                                                                   -----------------------------
           Net cash used in investing activities                                                        (944,789)     (2,516,183)
                                                                                                   -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term borrowings                                                                       (586,903)       (760,127)
  Net borrowings on revolving credit facility                                                                          2,158,560
  Borrowings on long-term debt                                                                         2,050,000               -
  Proceeds from issuance of common stock under the Employee Stock Purchase Plan                           23,108          18,835
                                                                                                   -----------------------------
           Net cash provided by financing activities                                                   1,486,205       1,417,268
                                                                                                   -----------------------------
DECREASE IN CASH                                                                                        (166,875)       (246,052)
CASH BALANCE:
  Beginning of period                                                                                    250,575         285,616
                                                                                                   -----------------------------
  End of period                                                                                    $      83,700    $     39,564
                                                                                                   =============================
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                                  $     956,924    $   1,517,264
    Income tax payments                                                                            $     717,475    $     146,011
Noncash investing and financing transactions:
   Acquisition of BL&P Engineers, Inc. (net of imputed interest):
       Notes payable issued to BL&P Engineers, Inc. shareholder                                                     $   1,871,496
       Fair value of assets acquired and liabilities assumed, net                                                   $     281,126
       Common stock to be issued on delayed delivery schedule                                                       $     256,250

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business-HLM Design, Inc. (the "Company" or "HLM Design") is a professional consultancy that provides management services to architectural, engineering and planning design entities under long term
     management and services agreements ("MSAs").   As of January 26, 2001, the
     Company had wholly-owned subsidiaries of HLM Design and affiliates as follows:

        .   HLM Design of North America, Inc. ("HLMNA");
        .   HLM Design USA, Inc. ("HLMUSA");
        .   HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP");
        .   JPJ Architects, Inc. ("JPJ");
        .   G.A. Design International Holdings, Ltd. ("GAIH"); and
        .   BL&P Engineers, Inc. ("BL&P").

     JPJ, GAIH and BL&P are subsidiaries of the Company. HLMNA, HLMUSA, HLMAEP, JPJ, GAIH and BL&P are referred to herein collectively as "Managed Firms".

     Financial Statement Presentation - The accompanying unaudited financial information for the three and nine month periods ended January 28, 2000 and January 26, 2001 has been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 28, 2000.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   CONTRACTS IN PROGRESS
     Information relative to contracts in progress is as follows:

                                                               April 28,        January 26,
                                                                  2000             2001
                                                                  ----             ----
Costs incurred on uncompleted projects
   (excluding overhead)                                       $ 64,016,964     $ 83,166,202
Estimated earnings thereon                                      58,470,955       72,336,052
                                                              ------------     ------------
Total                                                          122,487,919      155,502,254
Less billings to date                                          115,828,496      146,377,249
                                                              ------------     ------------
Net underbillings                                             $  6,659,423     $  9,125,005
                                                              ============     ============

     Net underbillings are included in the accompanying balance sheets as follows:

                                                               April 28,        January 26,
                                                                  2000             2001
                                                                  ----             ----
Costs and estimated earnings in excess of billings
    On uncompleted projects, net                              $  8,412,159     $ 10,303,402
Billings in excess of costs and estimated earnings
    On uncompleted projects                                     (1,752,736)      (1,178,397)
                                                              ------------     ------------
Net underbillings                                             $  6,659,423     $  9,125,005
                                                              ============     ============


3.   ACQUISITIONS

     BL&P Engineers, Inc.
     --------------------

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

     Working capital               $   662,344
     Other assets                       79,964
     Other assets                     (461,180)
     Goodwill                        4,536,591
                                   -----------
     Total                         $ 4,817,719
                                   ===========


4.   FINANCING ARRANGEMENTS
     A summary of changes in financing arrangements are as follows:

     Revolving Credit: The maximum revolving advance amount is $17,000,000. The amount available to borrow is calculated based on the aging of certain assets. As of January 26, 2001, the Company has borrowings outstanding of $9,416,030, which represents substantially all of the amount available to borrow under the terms of the Company's revolving credit agreement at that date.

     Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At January 26, 2001, the Company was in compliance with these financial covenants.

5.   STOCKHOLDERS' EQUITY

     In June 2000, 3,907 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan. In September 2000, 2,071 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

HLM DESIGN, INC. AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

     HLM Design's unconsolidated balance sheet and statement of income as of and for the nine month period ended January 26, 2001 are as follows:

         Balance Sheet
         Current assets                                              $22,144,041
         Non-current assets                                           14,243,879
                                                                     -----------
         Total assets                                                $36,387,920
                                                                     ===========
         Current liabilities                                          12,447,816
         Non-current liabilities                                      13,344,189
                                                                     -----------
         Total liabilities                                            25,792,005
         Total stockholders' equity                                   10,595,915
                                                                     -----------
         Total liabilities and stockholders' equity                  $36,387,920
                                                                     ===========

         Statement of Income
         Equity in earnings of affiliates                            $ 1,265,742
         Net interest, income tax and other expense                      696,627
                                                                     -----------
         Net income                                                  $   569,115
                                                                     ===========

7.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities".   SFAS No. 133 requires an entity to
recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133", which delays the Company's effective date until the fiscal year ending April 2002. Management believes that implementation of the provisions of this Statement will not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

                                    Three Months Ended    Three Months Ended   Nine Months Ended   Nine Months Ended
                                        January 28,           January 26,         January 28,         January 26,
                                           2000                  2001                 2000                2001
                                           ----                  ----                 ----                ----

Revenues                                   $14,317,484        $15,378,104        $38,095,920         $47,317,860
Consultant and project expenses              5,675,197          5,457,258         12,935,307          16,341,348
                                           -----------        -----------        -----------         -----------
Net production income                        8,642,287          9,920,846         25,160,613          30,976,512
                                           -----------        -----------        -----------         -----------
Direct labor                                 2,549,901          3,078,637          7,403,527           9,795,810
Operating costs                              5,363,001          6,035,425         15,388,980          18,044,896
Amortization of intangible assets              110,955            165,973            312,394             496,275
                                           -----------        -----------        -----------         -----------
Total costs and expenses                     8,023,857          9,280,035         23,104,901          28,336,981
                                           -----------        -----------        -----------         -----------
Operating income                               618,430            640,811          2,055,712           2,639,531
Interest expense, net                          285,731            442,708            757,893           1,363,003
                                           -----------        -----------        -----------         -----------

Income before income taxes                     332,699            198,103          1,297,819           1,276,528
Income tax expense                             140,617            135,870            608,858             707,413
                                           -----------        -----------        -----------         -----------
Net income                                 $   192,082        $    62,233        $   688,961         $   569,115
                                           ===========        ===========        ===========         ===========

EBITDA (1)                                 $   947,174        $ 1,037,909        $ 3,005,844         $ 3,847,486
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

RESULTS OF OPERATIONS

For the three months ended January 26, 2001 and January 28, 2000

     Revenues were $15.4 million for the three month period ended January 26, 2001 as compared to $14.3 million for the three month period ended January 28, 2000. This increase of 7% is due principally to the acquisition of BL&P which contributed 6% of the revenue growth coupled with an increase in internal growth in existing operations.

     Direct costs, which include consultant costs and reimbursable project expenses, total $5.5 million, or 35% of revenues, for the three month period ended January 26, 2001 as compared to $5.7 million, or 40% of revenues, for the three month period ended January 28, 2000. This decrease as a percentage of revenue is primarily due to a decrease in the use of consultants.

     Direct labor cost was $3.1 million, or 31% of net production income, for the three month period ended January 26, 2001 as compared to $2.5 million, or 30% of net production income, for the three month period ended January 28, 2000. Although the volume of architecture, planning and engineering services performed by the Managed Firms has increased, it has been offset by an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases, resulting in higher costs as a total of net production income. The Company's Chief Operating Officer is working directly with the project managers of the Managed Firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income. Management believes the financial statements will be positively impacted by this focus on operations within the next six to twelve months.

     Operating costs were $6.0 million, or 61% of net production income, for the three month period ended January 26, 2001 as compared to $5.4 million, or 62% of net production income, for the three month period ended January 28, 2000. This decrease as a percentage of net production income is principally due to fixed
costs which do not increase at the same pace as net production income.   This
decrease as a percentage of net production income is partially offset by incurred expenses and a decrease in direct labor as a result of the consolidation of two of our Managed Firms as well as an increase in certain office expenses. During the third quarter, the Company reduced certain operating expenses, eliminated certain overhead positions, reassigned a corporate Vice President to an operations position, and began to perform internally several functions that had previously been outsourced. Management believes that the financial statements will be positively impacted by the above changes within the next six to twelve months.

     Amortization of intangible assets was $165,973 for the three months ended January 26, 2001 as compared to $110,955 for the three months ended January 28, 2000. This increase is attributable to the amortization of goodwill arising from the acquisition of BL&P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Interest expense was $0.4 million for the three month period ended January 26, 2001 as compared to $0.3 million for the three month period ended January 28, 2000. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisition of BL&P and to a lesser extent, an increase in the effective interest rate in the current year as compared to the prior year.

     Income tax expense was $0.1 million for the three month period ended January 26, 2001 as compared to $0.1 million for the three month period ended January 28, 2000. The effective income tax rate was 69% and 42% for the three month periods ended January 26, 2001 and January 28, 2000, respectively. This effective tax rate is higher principally due to the increase in non-deductible goodwill amortization.


For the nine months ended January 26, 2001 and January 28, 2000

     Revenues were $47.3 million for the nine month period ended January 26, 2001 as compared to $38.1 million for the nine month period ended January 28, 2000. This increase of 24% is due to internal growth in existing operations as well as the acquisition of BL&P which contributed 10% of the revenue growth. During the third quarter, the internal growth in existing operations has declined which has negatively impacted the nine months ended increase in revenues from 30% for the six months ended October 27, 2000 to 24% for the nine months ended January 26, 2001.

     Direct costs, which include consultant costs and reimbursable project expenses, total $16.3 million, or 35% of revenues, for the nine month period ended January 26, 2001 as compared to $12.9 million, or 34% of revenues, for the nine month period ended January 28, 2000. This increase as a percentage of revenue is due to an increased use of consultants to meet project requirements primarily due to the tight labor market which is partially offset by a decline in the use of consultants during the third quarter of 2001.

     Direct labor cost was $9.8 million, or 32% of net production income, for the nine month period ended January 26, 2001 as compared to $7.4 million, or 29% of net production income, for the nine month period ended January 28, 2000. Although the volume of architecture, planning and engineering services has increased, it has been offset by an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases resulting in higher costs as a total of net production income. The Company's Chief Operating Officer is working directly with the project managers of the managed firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income. Management believes within the next six to twelve months, the financial statements will be positively impacted by this focus on operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Operating costs were $18.0 million, or 58% of net production income, for the nine month period ended January 26, 2001 as compared to $15.4 million, or 61% of net production income, for the nine month period ended January 28, 2000. This decrease as a percentage of net production income is principally due to fixed costs which do not increase at the same pace as net production income. This decrease as a percentage of net production income is partially offset by incurred expenses and a decrease in direct labor as a result of the consolidation of two of our Managed Firms as well as an increase in certain office expenses. During the third quarter, the Company reduced certain operating expenses, eliminated certain overhead positions, reassigned a corporate Vice President to an operations position, and began to perform internally several functions that had previously been outsourced. Management believes that the financial statements will be positively impacted by the above changes within the next six to twelve months.

     Amortization of intangible assets was $496,275 for the nine months ended January 26, 2001 as compared to $312,394 for the nine months ended January 28, 2000. This increase is attributable to the amortization of goodwill arising from the acquisitions of BL&P and ESS.

     Interest expense was $1.4 million for the nine month period ended January 26, 2001 as compared to $0.8 million for the nine month period ended January 28, 2000. This increase is principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisitions of ESS and BL&P and to a lesser extent, the effective interest rate has increased in the current year as compared to the prior year.

     Income tax expense was $0.7 million for the nine month period ended January 26, 2001 as compared to $0.6 million for the nine month period ended January 28, 2000. The effective income tax rate was 55% and 47% for the nine month periods ended January 26, 2001 and January 28, 2000, respectively. This effective tax rate is higher principally due to the increase in non-deductible goodwill amortization.


LIQUIDITY AND CAPITAL RESOURCES

At January 26, 2001, the Company's current assets of $25.1 million exceeded current liabilities of $17.7 million, resulting in net working capital of $7.4 million. During the nine month period ended January 26, 2001, the Company's operating activities provided $0.9 million cash primarily from net income and amortization of intangible assets and deferred loan fees which are offset by an increase in prepaid expenses and other assets and accounts receivable. The Company used $2.5 million for investing activities, primarily as payment for the purchase of BL&P on April 29, 2000, and to a lesser extent, the purchase of equipment. As of April 29, 2000, the Company purchased all of the issued and outstanding common stock and related goodwill of BL&P for $1.46 million in cash, subordinated promissory notes bearing interest at 7 percent in the aggregate amount of $2.04 million (the "Notes") and 50,000 shares of the Company's common stock having a value of $0.26 million (to be delivered on a delayed delivery basis). In addition, the Company paid BL&P debt of $0.76 million upon closing. The Company generated cash of $ 1.4 million from financing activities primarily on borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation.

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

     During fiscal year end April 28, 2000, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20 million. At January 26, the Company had borrowings outstanding of approximately $9.4 million under the revolving credit arrangement and $1.4 million under the term loan agreement. At January 26, 2001, there were no borrowings outstanding under the capital expenditure loan. Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At January 26, 2001, the Company was in compliance with these financial covenants.

     Management believes that with its available revolving line of credit along with anticipated funds from future operations as well as expected improvements in direct labor costs and reduction in certain operating expenses, the Company should be able to meet its operating needs for the next twelve months. However, in order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its ability to continue its growth strategy will be adversely affected.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133", which delays the Company's effective date until the fiscal year ending April 2002. Management believes that implementation of the provisions of this Statement will not have a material impact on the Company's financial statements.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates affecting our credit arrangements, including a variable rate revolving credit arrangement and term loan agreement, which may adversely affect our results of operations and cash flows. We seek to minimize our interest rate risk through our day to day operating and financing activities. We do not engage in speculative or derivative financial or trading activities.

     A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit arrangement and term loan agreement would have decreased pre-tax income for the nine months ended January 26, 2001 by approximately $80,000.

PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a) The exhibits filed as part of this Form 10-Q are:

    None


(b) HLM Design has not filed any reports on Form 8-K during the period covered by this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HLM DESIGN, INC.
                                             (Registrant)


Date: March 12, 2001                          By: /s/  Joseph M.Harris
      -------------------------                   ---------------------------
                                              Joseph M. Harris
                                              President, Chairman and Director


Date: March 12, 2001                          By: /s/ James B. Huff
      ------------------------                      -------------------------
                                              James B. Huff
                                              Vice President and Chief Financial
                                                Officer
                                      18