Form 10-K
period 2001-04-27
HLM DESIGN INC
filed 2001-07-23
CIK 1049129

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                   For the fiscal year ended April 27, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to        to

Commission file number 001-14137

                               HLM Design, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                             56-2018819
   (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)

                                               Identification No.)

        121 West Trade Street                           28202
              Suite 2950                            (Zip Code)
      Charlotte, North Carolina
   (Address of Principal Executive
               Offices)
                                (704) 358-0779
             (Registrant's telephone number, including area code)
                               ---------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
             Title of Each Class                    on Which Registered
             -------------------                   ---------------------
         $.001 Par Value Common Stock             American Stock Exchange

                               ---------------
          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               ---------------
                               (Title of Class)
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At July 12, 2001, the aggregate market value of the voting stock held by non-affiliates was $3,539,418, based on the closing sales price of the registrant's Common Stock on that date, of $2.26 per share. As of July 12, 2001, the registrant had a total of 2,206,589 shares of Common Stock outstanding.

   Documents incorporated by reference. Portions of the registrant's proxy statement for the annual meeting of stockholders to be held September 18, 2001 have been incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
Part I
Item 1.   Business...............................................................................    3
Item 2.   Properties.............................................................................    7
Item 3.   Legal Proceedings......................................................................    7
Item 4.   Submission of Matters to a Vote of Security Holders....................................    7
Part II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............    8
Item 6.   Selected Financial Data................................................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   10
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................   14
Item 8.   Financial Statements and Supplementary Data............................................   14
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   14
Part III
Item 10.  Directors and Executive Officers of the Registrant.....................................   15
Item 11.  Executive Compensation.................................................................   15
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................   15
Item 13.  Certain Relationships and Related Transactions.........................................   15
Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................   16
Index to Financial Information..................................................................   F-1
Signatures......................................................................................  F-19

Forward-Looking Statements

   The forward-looking statements included in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99.1 to this Form 10-K. (See
Exhibit 99.1--Safe Harbor Under the Private Securities Litigation Reform Act of 1995.) Forward-looking information provided by the Registrant in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

Explanatory Note

   Unless the context otherwise requires, references herein to the "Company" mean HLM Design, Inc.; references to a "Management and Services Agreement" mean a long-term agreement between the Company and an architectural, engineering and planning firm (an "AEP Firm") as described; and references to the "Managed Firms" mean HLMNA, HLMUSA, HLMAEP, JPJ, GAIH and BL&P (each as defined below) and such other AEP Firms with which the Company shall, from time to time, enter into Management and Services Agreements. "HLM" is a registered trademark of the Company.

                                    PART I

Item 1. Business

Overview

   HLM Design, Inc. ("HLM Design"), headquartered in Charlotte, North Carolina, is a professional consultancy that provides management and services to architectural, engineering and planning ("AEP") firms. Formed in 1997, HLM Design Inc.'s strategy is to consolidate non-professional operations and provide management expertise to individual AEP firms. The Company believes it is the first architecturally-driven public company in the AEP industry to provide operating efficiencies and geographic and service diversification to clients. Through the establishment of management and services relationships, HLM Design has adopted a successful strategy used to consolidate other professional service industries.

   The Managed Firms provide a broad spectrum of design services to public and private clients in the United States and abroad. At April 27, 2001, the Managed Firms included:

   . HLM Design of North America, Inc. ("HLMNA")

   . HLM Design USA, Inc. ("HLMUSA")

   . HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP")

   . JPJ Architects, Inc. ("JPJ")

   . G.A. Design International Holdings, Ltd. ("GAIH")

   . BL&P Engineers, Inc. ("BL&P")

   JPJ, GAIH and BL&P are subsidiaries of the Company.

   These firms operate in 11 offices located in Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Orlando, Florida; Bethesda, Maryland; Denver, Colorado; San Francisco, California; Dallas, Texas; Philadelphia, Pennsylvania; Charlotte, North Carolina; and London, UK. The Company is headquartered in Charlotte, North Carolina. HLM Design itself is not engaged in the practice of architecture, engineering, and planning.

The Managed Firms

   Certain Managed Firms have been in business dating back to 1962. They provide a broad spectrum of design services to public and private clients across the United States and abroad. The professionals include architects, mechanical, electrical, structural, and civil engineers; landscape architects; interior designers; environmental graphic designers; and construction administration personnel.

   HLM Design believes that its management strategy will attract new AEP firms as a result of two major trends: (1) the increasing complexity, cost, and competitiveness of the design practice that requires operational and cost efficiencies; and (2) the AEP firm's need for access to a wider pool of geographically dispersed professionals in order to capture new clients and provide solutions for the evolving needs of current clients. The professionals maintain full control over their architectural and engineering practices and set their own standards of practice and retain ownership of all contracts with clients.

Markets

   The professionals specialize in the design of large complex projects in the healthcare, justice (courts and correctional facilities), research, corporate/commercial, education, and hospitality markets. Design experience of professionals includes corporate headquarters, hospitals, healthcare facilities, investment office buildings, multi-use office complexes, laboratories, courthouses, schools, and hotels.

Operating Strategy

   As a management company, the Company's relationship with the Managed Firms is contractual. It has no ownership interest in the Managed Firms except for JPJ, GAIH and BL&P.

   The Company's strategy is to expand revenues of the Managed Firms through
(1) the development of new long-term Management and Services Agreements with full-service AEP firms throughout the United States and internationally and
(2) the expansion of services by Managed Firms to existing clients.

   The creation of a management relationship between the Company and a Managed Firm involves, among other things, the signing of a Management and Services Agreement. Under the terms of the Management and Services Agreement, the Company is the sole and exclusive manager and administrator of all of the Managed Firm's day-to-day business functions. These functions include: financial planning, facilities, equipment and supplies, management and administrative services (including bookkeeping and accounts), general administrative services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements pertaining to the provision of architectural and engineering services by Managed Firms to third parties, personnel, maintenance, architectural and engineering recruiting and training, insurance, billing, and marketing support. In connection with these services, the Company receives all but 1% of the Managed Firm's positive cash flow (as determined in accordance with accounting principles generally accepted in the United States of America). See "--HLM Design Operations-- Management and Services Agreements."

   In addition to the Management and Services Agreements, the Company requires individual stockholders of Managed Firms to enter into Stockholders' Agreements, which provide the stockholders of those entities with nominee stockholder status. Generally, the Stockholders' Agreements provide for the following: (i) the repurchase by the Managed Firm of the stockholder's stock upon such stockholder's death, (ii) restrictions on transferability of the stock, (iii) a "call-right" on the stock by the Managed Firm and (iv) a voting agreement among the stockholders and the Managed Firm. See "--HLM Design Operations--Stockholders' Agreements."

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

Growth Strategy

   During the current fiscal year the Company continued its disciplined expansion program by pursuing Management and Services Agreements with (i) large "regional" AEP firms with established operating histories located in large metropolitan and high-growth suburban geographic markets that the Company does not currently serve and (ii) small firms that provide operational diversity in geographic areas that will complement the services that are either currently provided by the Company in such geographic areas or that are intended to be provided in the future. The Company believes its approach is attractive to these large and small AEP firms because it provides these firms with economies of scale and the synergies that result from increased purchasing power, a greater breadth of services, an increased pool of professionals, and geographical diversity. Furthermore, this strategy will give these regional and local AEP firms, as a part of the Company's organization, the ability to provide services to existing and future clients with national operations that might otherwise have turned to "non-local" firms to service their needs. The goal is for the Managed Firms, with the assistance of the Company, to be the single source provider for large national clients with geographically diverse operations.

   The Company generally expects that AEP firms that sign Management and Services Agreements will retain existing high-quality professional staff and continue to operate in an effective and efficient manner with personnel who understand the local market. Management also believes it is positioned to pursue larger, well-established AEP firms as a result of the depth of the Company's management team, its capital structure and the reputation of the management team in the design industry. Management further believes these goals can be achieved at less cost than would be incurred by AEP firms operating on a stand-alone basis.

HLM Design Operations

   Pursuant to its Management and Services Agreements, the Company manages all aspects of the Managed Firms but does not provide professional architectural, engineering and planning services. The provision of these services is controlled by the Managed Firms. The Company enhances growth of the Managed Firms by assisting in the recruitment of new professionals and by expanding and adding ancillary services.

   The Company is positioned to negotiate national arrangements and provide cost savings to Managed Firms through economies of scale in areas such as malpractice insurance, supplies, equipment and business functions.

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

 Stockholders' Agreements

   Individual stockholders of Managed Firms (not including JPJ, GAIH and BL&P, which are subsidiaries of the Company) have entered into Stockholders' Agreements, which generally restrict the ability of these stockholders to exercise certain rights commonly associated with ownership of common stock and effectively provide stockholders of such entities with nominee stockholder status. Generally, such Stockholders' Agreements provide that:

  (i) upon the death of a stockholder, the Managed Firm will purchase, and the personal representative of such stockholder's estate will sell to the Managed Firm, all the stock owned by such deceased stockholder, provided however, in certain circumstances the sale of such stockholder's stock may be made to one or more third parties, subject to the approval of the Managed Firm;

  (ii) stockholders may not sell, pledge, give or otherwise transfer any or all of their stock to any third party, either voluntarily or involuntarily, without first obtaining the Managed Firm's written approval of such transfer, provided that if the Managed Firm denies such approval, it shall purchase such stock;

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

   The state laws, or the regulations established by a registration board, may also establish requirements for the practice of architecture, engineering or related services by a corporation or partnership. A few states do not permit the practice of architecture or engineering in a corporate form. Some states require design professionals who want to incorporate to do so as a professional corporation authorized and certified by the secretary of state. Most states permit practice through either a professional corporation or a general business corporation. Even if a state permits practice in a corporate form, the state may require that a certain number of principals in the corporation must be registered architects or engineers. Some states specify that a certain percentage of the principals, directors or stockholders of a corporate entity must be registered architects or engineers in order to practice in the state. A corporation seeking to practice in a state other than that in which it is incorporated must register as a foreign corporation in the other state and satisfy all of the registration requirements.

   There can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future.

   Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect of possible future environmental legislation or regulations on its operations.

Employees

   As of April 27, 2001, the Company and the Managed Firms together employed approximately 330 persons of which approximately 115 were registered professionals (engineers, architects and others) and approximately 220 degreed professionals (engineers, architects and others). None of the Company's employees or the Managed Firm's employees are represented by a labor union. The Company considers its relations with its employees and the employees of the Managed Firms to be satisfactory.

   The registered professional architects and engineers generally have degrees from accredited architecture or engineering schools, several years of work experience and have passed licensing examinations. Both registered and degreed architects have either a five-year architectural degree or a four-year degree and a two-year advanced architectural degree. The Company's degreed professionals who are not registered have not yet passed the required licensing examinations.

Item 2. Properties

   The Company's principal executive offices are located at 121 West Trade Street, Suite 2950, Charlotte, North Carolina, where the Company leases 12,292 square feet. Its telephone number is (704) 358-0779. The lease is for a term of five years and expires in January 2006. In addition to the Company's principal executive offices, the Company or the Managed Firms lease office space in San Francisco, California; Denver, Colorado; Orlando, Florida; Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Bethesda, Maryland; Portland, Oregon; Philadelphia, Pennsylvania; Dallas, Texas and London, UK.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fiscal quarter ended April 27, 2001.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Prior to June 12, 1998, the Company was privately held and there was no market for the Common Stock. Effective June 12, 1998, the Common Stock began trading on the NASDAQ Small Cap Market under the symbol "HLMD". Effective January 14, 2000, the Common Stock began trading on the American Stock Exchange ("AMEX") under the symbol "HMD." As of July 12, 2001, 2,206,589 shares of Common Stock were outstanding and issued to a total of approximately 780 record and beneficial holders.

   The Company has never declared or paid a dividend on its Common Stock. The Company intends to retain all of its earnings to finance the growth and development of its business, including the execution of new Management and Services Agreements, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. Any future change in the Company's dividend policy will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

   The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by AMEX.

                                                                     High   Low
                                                                     ----- -----
      April 28, 2000
      --------------
      First Quarter................................................. $4.38 $2.81
      Second Quarter................................................ $4.00 $2.75
      Third Quarter................................................. $4.00 $2.50
      Fourth Quarter................................................ $5.19 $3.25
      April 27, 2001
      --------------
      First Quarter................................................. $5.13 $3.75
      Second Quarter................................................ $4.38 $2.75
      Third Quarter................................................. $3.25 $2.00
      Fourth Quarter................................................ $3.00 $2.08

Recent Sales of Unregistered Securities; Use of Proceeds

   As of April 29, 2000 in connection with the acquisition of BL&P, the Company agreed to issue to the sellers 50,000 shares of Common Stock on a delayed delivery basis. Such shares will be issued in reliance upon the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof. The factors that assured the availability of the exemption included the sophistication of the offerees and purchasers, their access to material information, the disclosures about the Company actually made to them by the Company and the absence of any general solicitation or advertising.

Item 6. Selected Financial Data

   The following selected financial data for the Predecessor Company (as defined below) for the year ended April 25, 1997 are derived from audited financial statements. The selected financial data (Predecessor Company) for the one month ended May 30, 1997 are derived from the unaudited financial statements of HLMNA. The selected financial data for the year ended May 1, 1998 are derived from the audited consolidated financial statements of the Company, which reflect the results of operations of the Company for twelve months and the results of operations of HLMNA, HLM of the Southeast, P.C. ("HLMSE") and HLM Design of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMNW") for the eleven month period from May 31, 1997 to May 1, 1998. The selected financial data for the years ended April 30, 1999, April 28, 2000 and April 27, 2001 are derived from audited consolidated financial statements of the Company and the Managed Firms. All of the data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes included elsewhere herein.

                               (Predecessor
                               Company) (1)           HLM Design Consolidated For the Years Ended
                          ------------------------  --------------------------------------------------
                            For the     One Month
                          Year Ended      Ended
                           April 25,     May 30,      May 1,      April 30,    April 28,    April 27,
                             1997         1997       1998 (2)       1999         2000         2001
                          -----------  -----------  -----------  -----------  -----------  -----------
Revenue.................  $26,754,710  $ 2,233,036  $29,296,690  $37,757,653  $53,101,661  $64,291,362
Costs and expenses:
 Direct cost of
  revenue...............   13,376,251      898,979   13,124,743   17,911,395   28,799,298   36,099,203
 Operating costs........   12,414,739    1,163,141   13,465,102   16,848,779   20,915,714   24,125,698
 ESOP expenses..........      408,765          --           --           --           --           --
 Amortization of
  intangible assets.....      107,670        9,571      147,269      262,275      429,569      661,457
                          -----------  -----------  -----------  -----------  -----------  -----------
 Total costs and
  expenses..............   26,307,425    2,071,691   26,737,114   35,022,449   50,144,581   60,886,358
                          -----------  -----------  -----------  -----------  -----------  -----------
Income from operations..      447,285      161,345    2,559,576    2,735,204    2,957,080    3,405,004
                          -----------  -----------  -----------  -----------  -----------  -----------
Other expense:
 Net interest...........     (396,007)     (36,951)  (1,027,368)    (719,611)  (1,120,407)  (1,734,141)
 Non-operating income
  (expense).............      285,635          --       (69,955)         --           --           --
                          -----------  -----------  -----------  -----------  -----------  -----------
 Total other expense....     (110,372)     (36,951)  (1,097,323)    (719,611)  (1,120,407)  (1,734,141)
                          -----------  -----------  -----------  -----------  -----------  -----------
Income before income
 taxes, minority
 interest and
 extraordinary items....      336,913      124,394    1,462,253    2,015,593    1,836,673    1,670,863
Income tax expense......      219,799       43,000      683,897      942,707      853,894      903,905
                          -----------  -----------  -----------  -----------  -----------  -----------
Income before minority
 interest and
 extraordinary items....      117,114       81,394      778,356    1,072,886      982,779      766,958
Minority interest in
 earnings...............          --           --           --           --           --        25,701
                          -----------  -----------  -----------  -----------  -----------  -----------
Income before
 extraordinary items....      117,114       81,394      778,356    1,072,886      982,779      741,257
Extraordinary loss from
 early extinguishment of
 debt, net of tax of
 $171,842 and $128,004
 in 1999 and 2000,
 respectively...........          --           --           --      (280,849)    (228,355)         --
                          -----------  -----------  -----------  -----------  -----------  -----------
Net income..............  $   117,114  $    81,394  $   778,356  $   792,037  $   754,424  $   741,257
                          ===========  ===========  ===========  ===========  ===========  ===========
NET INCOME PER SHARE
 (3)--BASIC:
 Income before
  extraordinary items...                            $      1.12  $      0.52  $      0.42  $      0.31
 Extraordinary loss from
  early extinguishment
  of debt...............                                    --         (0.13)       (0.10)         --
                                                    -----------  -----------  -----------  -----------
Net income..............                            $      1.12  $      0.39  $      0.32  $      0.31
                                                    ===========  ===========  ===========  ===========
NUMBER OF SHARES USED TO
 COMPUTE PER SHARE
 DATA...................                                697,255    2,048,974    2,352,856    2,415,238
                                                    ===========  ===========  ===========  ===========
NET INCOME PER SHARE
 (3)--DILUTED:
 Income before
  extraordinary items...                            $      0.91  $      0.52  $      0.42  $      0.30
 Extraordinary loss from
  early extinguishment
  of debt...............                                    --         (0.13)       (0.10)         --
                                                    -----------  -----------  -----------  -----------
Net income..............                            $      0.91  $      0.39  $      0.32  $      0.30
                                                    ===========  ===========  ===========  ===========
NUMBER OF SHARES USED TO
 COMPUTE PER SHARE
 DATA...................                                854,453    2,048,974    2,362,471    2,437,611
                                                    ===========  ===========  ===========  ===========
SUPPLEMENTAL NET INCOME
 PER SHARE (4):
NET INCOME PER SHARE
 BEFORE EXTRAORDINARY
 ITEM:
 Basic..................                            $      0.78
                                                    ===========
 Diluted................                            $      0.70
                                                    ===========
NET INCOME PER SHARE:
 Basic..................                            $      0.57
                                                    ===========
 Diluted................                            $      0.51
                                                    ===========
NUMBER OF SHARES USED TO
 COMPUTE PER SHARE DATA:
 Basic..................                              1,305,774
                                                    ===========
 Diluted................                              1,462,976
                                                    ===========
BALANCE SHEET DATA:
Working capital
 (deficiency)...........  $(1,902,363) $(2,238,531) $  (273,084) $ 5,121,975  $ 8,112,877  $ 6,168,938
Total assets............   12,874,503   17,639,673   17,582,948   27,474,242   32,100,763   38,743,711
Long-term debt..........      103,792    2,476,008    4,164,401    5,672,379    9,503,285   10,592,714
Stockholders' equity
 (5)....................    1,203,541    1,284,935      964,755    8,980,940    9,767,993   10,770,327

--------
  (1) The "Predecessor Company" is HLMNA.
  (2) Includes information for HLMNA, HLMSE and HLMNW for the eleven months from May 31, 1997 to May 1, 1998 on a consolidated basis. The Company's operations for the month ended May 30, 1997 reflected herein include no revenues or expenses. HLMSE and HLMNW were merged into HLM AEP in November 1999.
  (3) Historical net income per share of the Predecessor Company is not presented, as the historical capital structure of the Company prior to the initial public offering (the "Offering") is not comparable with the capital structure of the Company after the Offering.
  (4) Supplemental net income per share has been prepared based upon the shares outstanding giving effect to the issuance of common stock related to the Offering pro rata for Common Stock used to pay certain indebtedness. In addition, net income has been adjusted to give effect to the Offering and the May 1997 merger transaction between HLMNA and BBH Corp. (HLMNA sold certain shares to BBH Corp. and BBH Corp. was merged into HLMNA. Each BBH Corp. share outstanding at the time of merger was converted to HLMNA's stock. All HLMNA shares held by BBH Corp. were cancelled and retired. HLMNA repurchased all of its common stock from the ESOP) as if the transactions had occurred at the beginning of fiscal 1998.
  (5) Neither the Company nor the Predecessor Company has paid cash dividends from May 1, 1992 to April 27, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

Overview

   The Company is a professional consultancy which enters into management and services relationships with full-service architectural, engineering and planning firms. Currently, the Company has Management and Services Agreements with six Managed Firms. These Managed Firms operate in eleven offices:
Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Orlando, Florida; Bethesda, Maryland; Denver, Colorado; San Francisco, California; Dallas, Texas; Philadelphia, Pennsylvania; Charlotte, North Carolina and London, UK. The Company is headquartered in Charlotte, North Carolina. A full service AEP Firm provides a spectrum of services in various specialties to clients through a broad range of professionals, including architects, mechanical, electrical, structural and civil engineers, landscape architects, interior designers, environmental graphic designers and construction administration personnel.

Results of Operations

                                         April 30,    April 28,    April 27,
                                           1999         2000         2001
                                        -----------  -----------  -----------
Revenue................................ $37,757,653  $53,101,661  $64,291,362
Consultant and project expenses........   9,771,935   18,221,216   22,875,353
                                        -----------  -----------  -----------
Net production income..................  27,985,718   34,880,445   41,416,009
                                        -----------  -----------  -----------
Direct labor...........................   8,139,460   10,578,082   13,223,850
Operating costs........................  16,848,779   20,915,714   24,125,698
Amortization of intangible assets......     262,275      429,569      661,457
                                        -----------  -----------  -----------
Total costs and expenses...............  25,250,514   31,923,365   38,011,005
                                        -----------  -----------  -----------
Income from operations.................   2,735,204    2,957,080    3,405,004
Interest expense.......................    (719,611)  (1,120,407)  (1,734,141)
                                        -----------  -----------  -----------
Income before income taxes, minority
 interest and extraordinary item.......   2,015,593    1,836,673    1,670,863
Income tax expense.....................     942,707      853,894      903,905
                                        -----------  -----------  -----------
Income before minority interest and
 extraordinary item....................   1,072,886      982,779      766,958
Minority interest in earnings..........         --           --        25,701
                                        -----------  -----------  -----------
Income before extraordinary items......   1,072,886      982,779      741,257
Extraordinary loss from early
 extinguishment of debt................    (280,849)    (228,355)         --
                                        -----------  -----------  -----------
Net income............................. $   792,037  $   754,424  $   741,257
                                        ===========  ===========  ===========

 Fiscal 2001 Compared to Fiscal 2000

   Revenues were $64.3 million in fiscal 2001 as compared to $53.1 million in fiscal 2000, which is a 21.1% increase. This increase is due to internal growth in existing operations as well as the acquisition of BL&P during the first quarter of fiscal year ended 2001. The rate of internal growth in existing operations declined during the second half of fiscal 2001, thereby reducing the overall fiscal year increase in revenues from the 24.2% experienced for the nine months ended January 26, 2001 to 21.1% for the fiscal year ended 2001.

   Direct costs primarily include consultant costs and reimbursable project expenses. Direct costs were $22.9 million, or 35.6% of revenue, in fiscal 2001 as compared to $18.2 million, or 34.3% of revenue, in fiscal 2000. This slight increase as a percentage of revenue is due to increased use of consultants to meet project requirements.

   Direct labor cost was $13.2 million, or 31.9% of net production income, in fiscal 2001 as compared to $10.6 million, or 30.3% of net production income, in fiscal 2000. Although the volume of architecture, planning and engineering services has increased, it is offset by (a) an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases and (b) a reduction in certain higher margin projects. The Company's Chief Operating Officer is working directly with the project managers of the Managed Firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income. Management believes within the fiscal year ending 2002, the financial statements will be positively impacted by this focus on operations.

   Operating costs were $24.1 million, or 58.3% of net production income, in fiscal 2001 as compared to $20.9 million, or 60.0% of net production income, in fiscal 2000. This decrease is due to fixed costs which do not increase at the same pace as net production income. This decrease as a percentage of net production income is partially offset by (a) expenses incurred and an increase in indirect labor as a result of the consolidation of two of our Managed Firms; (b) an increase in indirect labor as a result of additional marketing efforts; and (c) an increase in certain office expenses.

   Amortization of intangible assets was $0.7 million in fiscal 2001 as compared to $0.4 million in fiscal 2000. This increase is attributable to goodwill amortization expense primarily arising from the acquisition of BL&P. See Note 2 to the Consolidated Financial Statements included elsewhere herein.

   Interest expense was $1.7 million in fiscal 2001 and $1.1 million in fiscal 2000. This increase is principally due to the Company's increase in borrowings on its line of credit, as well as, debt resulting from the acquisition of BL&P.

   Income tax expense was $0.9 million for both fiscal 2001 and fiscal 2000. The effective income tax rate was 54.1% and 46.5% for fiscal 2001 and fiscal 2000, respectively. This effective tax rate is higher in fiscal 2001 principally due to the increase in non-deductible goodwill amortization.

 Fiscal 2000 Compared to Fiscal 1999

   Revenues were $53.1 million in fiscal 2000 as compared to $37.8 million in fiscal 1999, which is a 40.6% increase. This increase was attributable primarily to internal growth in existing operations and prior year acquisitions.

   Direct costs primarily include consultant costs and reimbursable project expenses. Direct costs were $18.2 million, or 34.3% of revenues, in fiscal 2000 as compared to $9.8 million, or 25.9% of revenues, in fiscal 1999. This increase as a percent of revenues was due to the Company's increased use of consultants to meet project requirements and partially due to the extensive use of consultants by certain companies acquired since November 1998, resulting in only a partial year of such expenses reflected in the April 30, 1999 financial statements, as well as the tight labor market. Management believes that this trend may continue which will cause direct costs as a percentage of revenues to increase in future periods.

   Direct labor cost was $10.6 million, or 30.3% of net production income, in fiscal 2000 as compared to $8.1 million, or 29.1% of net production income, in fiscal 1999. Although the volume of architecture, planning and engineering services had increased, it was offset by (a) an increase in salary and salary related costs which has not been passed through to the Company's clients in all cases and (b) a reduction in certain higher margin projects.

   Operating costs were $20.9 million, or 60.0% of net production income, in fiscal 2000 as compared to $16.8 million, or 60.2% of net production income, in fiscal 1999. Operating costs as a percentage of net production income had been negatively impacted in the period by (a) an increase in indirect labor as a result of a slowdown in work in November and December imposed by several commercial clients while they concentrated on Y2K issues and winter storms across the country that closed several offices; (b) an increase in education and seminars due to the Company's increased focus on training and education of its employees; and (c) an increase in depreciation expense due to the Company's increased focus on improvement of certain computer and related equipment. Conversely, operating costs as a percentage of net production income was positively impacted in fiscal 2000 by a decrease in certain recurring expenses relating to the Company's obligations as a public company as well as the Company's internally performing several functions that were previously outsourced.

   Amortization of intangible assets was $0.4 million in fiscal 2000 as compared to $0.3 million in fiscal 1999. This increase was attributable to goodwill amortization expense arising from the acquisition of JPJ and GAIH in October 1998 and January 1999, respectively. See Note 2 to the Consolidated Financial Statements included elsewhere herein.

   Interest expense was $1.1 million in fiscal 2000 and $0.7 million in fiscal 1999. This increase was principally due to the Company's increase in borrowings on its line of credit as well as debt resulting from the acquisitions of JPJ, GAIH and ESS.

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

Liquidity and Capital Resources

   Historically, the Company has met working capital and capital expenditure needs through cash from operations and bank financing. At April 27, 2001, the Company's current assets of $23.4 million exceeded current liabilities of $17.2 million resulting in working capital of $6.2 million. In fiscal year ended 2001, the Company's operating activities provided $3.1 million cash from operations before working capital changes of $4.7 million. This increase in cash from operations is partially offset by cash used in operating activities due to working capital changes of $1.6 million. The Company used $2.9 million for investing activities, primarily as payment for the purchase of BL&P on April 29, 2000, and to a lesser extent, the purchase of equipment. The Company used cash of $0.2 million from financing activities primarily for payment on long-term borrowings which is offset by additional borrowings under the Company's revolving credit facility with IBJ.

   The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. As the management company, the Company will be responsible for the financing of working capital growth, capital growth and other cash needs of the Managed Firms. See "Business--HLM Design Operations--Management and Services Agreements." In fiscal 2000, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20,000,000 with IBJ Whitehall Business Center Corporation ("IBJ"). The three financing arrangements are discussed below:

     a. Revolving Credit--The maximum revolving advance amount is $17,000,000. The amount available to borrow is calculated based on the aging of certain assets. This loan matures in February 2003 and bears interest at the prime rate plus 0.5%. At April 27, 2001, the Company had $8,191,031 outstanding bearing interest at 8.0%.

     b. Term Loan--The amount of the loan is $2,000,000. This loan matures in February 2003 and bears interest at a maximum of prime plus 2%. At April 27, 2001, the Company had $1,222,222 outstanding bearing interest at 9.5%.

     c. Capital Expenditure Loan--The maximum capital expenditure loan amount is $1,000,000. The amount is available for the financing of equipment used in the Company's business. This loan matures in February 2005 and bears interest at a maximum of prime plus 1%. At April 27, 2001, there were no borrowings under this loan.

   Substantially all assets are pledged under this financing arrangement. This financing arrangement requires certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At April 27, 2001, the Company was in compliance with these financial requirements.

   During the fourth quarter of fiscal year ended 2001, the Company and IBJ entered into discussions regarding the existing revolving credit, term loan and capital expenditure loan to a) reduce the maximum revolving advance amount; b) cancel the capital expenditure loan commitment and c) increase the unpaid principal balance of the term loan to repay amounts under the revolving credit facility which was based on an evaluation of the Company's revolving advance amount, term and capital expenditure loan needs.

   Effective June 29, 2001, the Company entered into an amendment to its revolving credit, term loan and capital expenditure loan with IBJ. The amendment is summarized as follows:

     a. Revolving Credit--The maximum revolving advance amount is $12,500,000.

     b. Term Loan--The unpaid principal balance will be increased to $1,566,667 and will be repaid in equal monthly installments of $80,000, plus interest at a maximum of prime plus 2 percent.

     c. Capital Expenditure Loan--The Capital Expenditure Loan commitment has been cancelled.

   The Company believes that the existing line of credit and anticipated cash flow from future operations will be sufficient to meet the Company's operating needs for at least the next twelve months. However, in order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its ability to implement its growth strategy will be adversely affected.

   The Company's operations are professional services and as such are not capital intensive. However, in order to enhance productivity, the Company has increased its purchase of computer hardware and software as well as the Company leases certain computer hardware, software, and furniture under operating leases. The Company currently has no material commitments for purchases of additional equipment. Capital expenditures during fiscal 2001 were $0.7 million.

Seasonality

   The Company's operations are not seasonal in nature.

Effects of Inflation

   Due to the relatively low levels of inflation in fiscal years 1999, 2000 and 2001, inflation did not have a significant effect on the Company's results of operations for those periods.

Significant Materiality of Goodwill

   Goodwill represents the excess purchase price over the estimated fair value of tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at April 28, 2000 was $8.1 million and at April 27, 2001 was $12.2 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 25.3% and 83.3%, respectively, at April 28, 2000 and 31.4% and 113.0%, respectively, at April 27, 2001. Accounting principles generally accepted in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. The Company has determined that the period benefited by the goodwill will be no less than 15 years. Accordingly, the Company amortizes goodwill over a 15 year period for HLMNA and a 25 year period for JPJ, GAIH and BL&P. Earnings reported in periods immediately following an acquisition would be overstated if the Company attributed a 15 or 25 year benefit to an intangible asset that should have had a shorter benefit period. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. The Company periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. The Company has concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely and there is no persuasive evidence that any material portion will dissipate over a period shorter than 15 and 25 years, respectively. The Company expects to incur additional goodwill in future acquisitions.

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement will be effective for the Company for financial statements issued for the fiscal year beginning April 28, 2001. The Company has evaluated the effects the statement will have on its consolidated financial statements and related disclosures and does not believe that the effect will be material.

   The FASB recently voted in favor of the issuance of two new statements, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001, and the use of the pooling of interest method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard, which the Company anticipates adopting during fiscal year 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk from changes in interest rates affecting our credit arrangements, including a variable rate revolving credit arrangement and term loan agreement, which may adversely affect our results of operations and cash flows. We seek to minimize our interest rate risk through our day-to-day operating and financing activities. We do not engage in speculative or derivative financial or trading activities.

   A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit arrangement and term loan agreement would have decreased pre-tax income for the year ended April 27, 2001 by approximately $110,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information required by this item with respect to the Company's directors and executive officers and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with
Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference of all information under the captions entitled "Election of Directors", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement (to be filed hereafter) for the Company's Annual Meeting of the Stockholders to be held on September 18, 2001 (the "Proxy Statement").

Item 11. Executive Compensation

   The information required by this item is furnished by incorporation by reference of all information under the caption entitled "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is furnished by incorporation by reference of all information under the caption "General--Equity Security Ownership" in the Proxy Statement.

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

    (2) Financial Statement Schedules

     Schedule II--Valuation and Qualifying Accounts.

    (3) Exhibits:

     Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, indicated by an asterisk (*), are incorporated by reference to documents previously filed as exhibits to other filings with the Commission.

  (b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

 Exhibit
   No.                                 Description
 -------- ---------------------------------------------------------------------
 3.1*     Certificate of Incorporation of the Company, as amended to date
          (incorporated by reference to Exhibit 3.1 to the Registration
          Statement on Form S-1 (SEC File No. 333-40617) (the "Form S-1")).
 3.2*     Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 to the Form S-1).
 4.1*     Form of Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 to the Form S-1).
 4.2*     Form of Common Stock Purchase Warrant (incorporated by reference to
          Exhibit 4.2 to the Form S-1).
 4.3*     Registration Rights Agreement dated as of May 30, 1997 by and among the Company, Pacific Capital, L. Equitas, L.P. (incorporated by reference to Exhibit 4.3 to the Form S-1).
 4.4*     Registration Rights Agreement dated as of September 10, 1997 by and among the Company and Berthel Fisher Company Leasing, Inc.
          (incorporated by reference to Exhibit 4.4 to the Form S-1).
 10.1*/1/ Management and Services Agreement dated as of May 29, 1997 by and between Hansen Lind Meyer Inc. (now HLMNA) and the Company
          (incorporated by reference to Exhibit 10.1 to the Form S-1).
 10.2*/2/ Stockholders' Agreement dated as of May 29, 1997 by and among Joseph
          M. Harris, Vernon B. Brannon and Hansen Lind Meyer Inc. (now HLMNA)
          (incorporated by reference to Exhibit 10.4 to the Form S-1).
 10.3*    Security Escrow Agreement among the Company, certain security holders and First Union National Bank, as escrow agent (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K
          for the fiscal year ended May 1, 1998 (the "1998 Form 10-K")).
 10.4*    Noncompetition Agreement dated as of May 30, 1997 by and between the
          Company, Hansen Lind Meyer Inc. and Joseph M. Harris (incorporated by reference to Exhibit 10.18 to the Form S-1).
 10.5*    Noncompetition Agreement dated as of May 30, 1997 by and between the
          Company, Hansen Lind Meyer Inc. and Vernon B. Brannon (incorporated by reference to Exhibit 10.19 to the Form S-1).
 10.6*    Guaranty (Limited in Amount) dated as of May 30, 1997 by and among
          Vernon B. Brannon, Joseph M. Harris, and a former director
          (incorporated by reference to Exhibit 10.20 to the Form S-1).
 10.7*    Addendum B to Lease Agreement dated as of May 30, 1997 by and between
          Berthel Fisher & Company Leasing, Inc. and Hansen Lind Meyer, Inc.
          (incorporated by reference to Exhibit 10.20.1 to the Form S-1).
 10.8*    Letter Agreement dated as of January 9, 1998 amending the Berthel
          Lease (incorporated by reference to Exhibit 10.20.2 to the Form S-1).
 10.9*    Security Agreement dated as of May 30, 1997 by and between Berthel
          Fisher & Company Leasing, Inc. and Hansen Lind Meyer Inc.
          (incorporated by reference to Exhibit 10.21 to the Form S-1).
 10.10*   Lease Agreement dated as of May 30, 1997 by and between Berthel
          Fisher & Company Leasing, Inc. and Hansen Lind Meyer Inc. (the
          "Berthel Lease") (incorporated by reference to Exhibit 10.22 to the
          Form S-1).
 10.11*   HLM Design, Inc. Stock Option Plan (incorporated by reference to
          Exhibit 10.23 to the 1998 Form 10-K).
 10.12*   HLM Design, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the 1998 Form 10-K).
 10.13*   Employment Agreement between the Company and Joseph M. Harris, as amended to date (incorporated by reference to Exhibit 10.25 to the
          Form S-1).
 10.14*   Employment Agreement between the Company and Vernon B. Brannon, as amended to date (incorporated by reference to Exhibit 10.26 to the
          Form S-1).
 10.15*   First Amendment to Management and Services Agreement dated as of May
          29, 1997 by and between HLM Design of Northamerica, Inc. (formerly
          Hansen Lind Meyer Inc.) and the Company (incorporated by reference to
          Exhibit 10.28 to the Form S-1).
 10.16*   Statutory Incentive Stock Option Agreement and Grant pursuant to HLM
          Design, Inc. 1998 Stock Option Plan between the Company and Joseph M.
          Harris (incorporated by reference to Exhibit 10.31 to the 1998 Form
          10-K).

 Exhibit
   No.                                 Description
 ------- ----------------------------------------------------------------------
 10.17*  Statutory Incentive Stock Option Agreement and Grant pursuant to HLM
         Design, Inc. 1998 Stock Option Plan between the Company and Vernon B.
         Brannon (incorporated by reference to Exhibit 10.32 to the 1998 Form
         10-K).
 10.18*  Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design,
         Inc. 1998 Stock Option Plan between the Company and Joseph M. Harris
         (incorporated by reference to Exhibit 10.33 to the 1998 Form 10-K).
 10.19*  Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design,
         Inc. 1998 Stock Option Plan between the Company and Vernon B. Brannon
         (incorporated by reference to Exhibit 10.34 to the 1998 Form 10-K).
 10.20*  Note and Security Agreement dated as of September 10, 1997 by and among the Company, Hansen Lind Meyer, Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date (incorporated by reference to Exhibit 10.42 to the Form S-1).
 10.21*  Note and Security Agreement dated as of September 16, 1997 by and among the Company, Hansen Lind Meyer, Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date (incorporated by reference to Exhibit 10.43 to the Form S-1).
 10.22*  Lease Agreement dated as of December 18, 1995 between CTHL Properties and Hanson Lind Meyer, Inc. (incorporated by reference to Exhibit
         10.49 to the Form S-1).
 10.23*  Promissory Note dated as of March 20, 1997 issued by Hansen Lind
         Meyer, Inc. in favor of Joseph M. Harris, as extended to date
         (incorporated by reference to Exhibit 10.50 to the Form S-1).
 10.24*  Promissory Note dated as of March 20, 1997 issued by Hansen Lind
         Meyer, Inc. in favor of Vernon B. Brannon, as extended to date
         (incorporated by reference to Exhibit 10.51 to the Form S-1).
 10.25*  Second Amendment to Management and Services Agreement dated as of June
         5, 1998 by and between HLM Design of Northamerica, Inc. and the
         Company (incorporated by reference to Exhibit 10.55 to the Form S-1).
 10.26*  Letter Agreement among Messrs. Harris and Brannon, Berthel Leasing and the Company (incorporated by reference to Exhibit 10.58 to the 1998
         Form 10-K).
 10.27*  Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design,
         Inc. 1998 Stock Option Plan between the Company and Fred Pounds
         (incorporated by reference to Exhibit 10.59 to the 1999 Form 10-K).
 10.28*  Promissory Note made by the Company in favor of First Charter National
         Bank dated as of March 26, 1999 (incorporated by reference to Exhibit
         10.60 to the 1999 Form 10-K).
 10.29*  Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty, and
         Security Agreement dated as of February 7, 2000 between HLM Design,
         Inc. and IBJ Whitehall Business Credit Corporation (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K
         for the fiscal year ended April 28, 2000 (the "2000 Form 10-K")).
 10.29.1 First Amendment to Revolving Credit, Term Loan, Capital Expenditure
         Loan, Guaranty and Security Agreement.
 10.30*  Stock Purchase Agreement dated as of October 30, 1998 among the
         Company, Bill D. Smith, FAIA, Walter J. Viney, AIA, Richard E. Morgan,
         AIA, Weldon W. Nash, Jr., FCSI, Ken G. Rowley, AIA, Douglas R.
         Bissell, AIA, Paul H. Woodard, AIA, Jan G. Blackmon, FAIA, and JPJ
         Architect, Inc. (incorporated by reference to Exhibit 99.1 to the
         Company's Form 8-K filed on November 16, 1998).
 10.31*  Stock Purchase Agreement dated as of April 28, 2000 among HLM Design,
         Inc., BL&P Engineers, Inc. and Scott Brady, PE (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on May 15,
         2000).
 10.32*  The Goodwill Purchase Agreement dated as of April 28, 2000 by and between HLM Design, Inc. and Scott L. Brady (incorporated by reference to Exhibit 10.45 to the 2000 Form 10-K).
 10.33*  HLM Design Inc. 1998 Stock Option Plan as Amended June 13, 2000
         (incorporated by reference to Exhibit 4.1 to the Company's Form S-8
         (SEC File No. 333-52548) filed on December 21, 2000).
 10.34   HLM Design Inc. Employee Stock Purchase Plan As Amended and Restated
         as of November 22, 2000.

 Exhibit
   No.                              Description
 ------- -----------------------------------------------------------------
 21.1    Subsidiaries of the Company.
 23      Consent of Deloitte & Touche LLP.
 99.1    Safe Harbor Under the Private Securities Litigation Reform Act of
         1995.

* Incorporated by reference to documents previously filed as exhibits to other filings with the Commission.

/1/The Company has entered into substantially identical Management and Services Agreements with each of its other Managed Firms--HLMUSA, HLMAEP, JPJ, GAIH and BL&P (in addition to those filed as Exhibit 10.1, as amended (see Exhibits 10.16 and 10.39)).

/2/The other Managed Firms--HLMUSA and HLMAEP (but not including JPJ, GAIH and
   BL&P, which are subsidiaries of the Company) have entered into substantially identical Stockholders' Agreements with their respective individual stockholders (in addition to those filed as Exhibits 10.2).

                         INDEX TO FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES:
 INDEPENDENT AUDITORS' REPORT.............................................. F-2
 FINANCIAL STATEMENTS:
 Consolidated Balance Sheets at April 28, 2000 and April 27, 2001.......... F-3
 Consolidated Statements of Income for the Years Ended April 30, 1999,
  April 28, 2000 and April 27, 2001........................................ F-4
 Consolidated Statements of Stockholders' Equity for the Years Ended April
  30, 1999, April 28, 2000 and April 27, 2001.............................. F-5
 Consolidated Statements of Cash Flows for the Years Ended April 30, 1999,
  April 28, 2000 and April 27, 2001........................................ F-6
 Notes to Consolidated Financial Statements................................ F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors
HLM Design, Inc.
Charlotte, North Carolina

   We have audited the accompanying consolidated balance sheets of HLM Design, Inc. and Subsidiaries and Affiliates (the "Company") as of April 28, 2000 and April 27, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 27, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 28, 2000 and April 27, 2001, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
June 29, 2001
Charlotte, North Carolina

                HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
                          CONSOLIDATED BALANCE SHEETS

                       April 28, 2000 and April 27, 2001

                                                  April 28, 2000 April 27, 2001
                                                  -------------- --------------
                                                     (Note 1)       (Note 1)
ASSETS (Note 4)
CURRENT ASSETS:
 Cash............................................  $   285,616    $   243,148
 Trade and other receivables, less allowance for
  doubtful accounts at April 28, 2000 and April
  27, 2001 of $346,060 and $726,473,
  respectively...................................   11,286,334     11,977,393
 Costs and estimated earnings in excess of
  billings on uncompleted projects (Note 3)......    8,412,159      9,767,618
 Refundable income taxes.........................          --         673,915
 Prepaid expenses and other......................      788,015        749,484
                                                   -----------    -----------
  Total current assets...........................   20,772,124     23,411,558
OTHER ASSETS:
 Goodwill, less amortization at April 28, 2000
  and April 27, 2001 of $839,113 and $1,475,570,
  respectively (Note 2)..........................    8,136,010     12,166,149
 Deferred income taxes (Note 8)..................          --         591,565
 Other noncurrent assets.........................      887,137        488,637
                                                   -----------    -----------
  Total other assets.............................    9,023,147     13,246,351
PROPERTY AND EQUIPMENT:
 Leasehold improvements..........................    1,508,208      1,925,075
 Furniture and fixtures and computer equipment...    3,898,288      4,523,544
                                                   -----------    -----------
  Total property and equipment...................    5,406,496      6,448,619
 Less accumulated depreciation and amortization..    3,101,004      4,362,817
                                                   -----------    -----------
  Property and equipment, net....................    2,305,492      2,085,802
                                                   -----------    -----------
TOTAL ASSETS.....................................  $32,100,763    $38,743,711
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 4)...  $ 1,216,468    $ 1,848,248
 Accounts payable................................    7,425,799      8,864,277
 Accrued expenses and other......................      961,487        806,186
 Accrued payroll.................................      714,045        812,465
 Income taxes payable............................      434,020            --
 Billings in excess of costs and estimated
  earnings on uncompleted projects (Note 3)......    1,752,736      1,646,954
 Deferred income taxes (Note 8)..................      154,692      3,264,490
                                                   -----------    -----------
  Total current liabilities......................   12,659,247     17,242,620
LONG-TERM DEBT (Note 4)..........................    9,503,285     10,592,714
DEFERRED INCOME TAXES (Note 8)...................       32,188            --
OTHER............................................      138,050        138,050
                                                   -----------    -----------
TOTAL LIABILITIES................................   22,332,770     27,973,384
                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 7)
STOCKHOLDERS' EQUITY (Notes 9 and 10):
 Preferred stock, $.10 par value, voting,
  authorized 1,000,000 shares, no shares
  outstanding....................................          --             --
 Common stock, $ .001 par value, voting,
  authorized 9,000,000 shares; issued 2,359,975
  and 2,426,330 at April 28, 2000 and April 27,
  2001, respectively (includes 258,444 and
  227,221 shares to be issued on a delayed
  delivery schedule at April 28, 2000 and April
  27, 2001, respectively)........................        2,360          2,427
 Additional paid-in capital......................    7,450,261      7,744,023
 Retained earnings...............................    2,324,817      3,066,074
 Accumulated other comprehensive loss............       (9,445)       (42,197)
                                                   -----------    -----------
  Total stockholders' equity.....................    9,767,993     10,770,327
                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......  $32,100,763    $38,743,711
                                                   ===========    ===========

                  See Notes to Consolidated Financial Statements.

                HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
                       CONSOLIDATED STATEMENTS OF INCOME

         Years Ended April 30, 1999, April 28, 2000 and April 27, 2001

                                                     Years Ended
                                         -------------------------------------
                                          April 30,    April 28,    April 27,
                                            1999         2000         2001
                                         -----------  -----------  -----------
                                          (Note 1)     (Note 1)     (Note 1)
REVENUES (Note 1):
  Fee income............................ $35,090,595  $49,138,344  $60,288,709
  Reimbursable income...................   2,667,058    3,963,317    4,002,653
                                         -----------  -----------  -----------
    Total revenues......................  37,757,653   53,101,661   64,291,362
                                         -----------  -----------  -----------
CONSULTANT EXPENSES.....................   7,525,208   15,024,032   19,559,667
                                         -----------  -----------  -----------
PROJECT EXPENSES:
  Direct expenses.......................     742,633    1,050,512    1,112,544
  Reimbursable expenses.................   1,504,094    2,146,672    2,203,142
                                         -----------  -----------  -----------
    Total project expenses..............   2,246,727    3,197,184    3,315,686
                                         -----------  -----------  -----------
NET PRODUCTION INCOME...................  27,985,718   34,880,445   41,416,009
DIRECT LABOR............................   8,139,460   10,578,082   13,223,850
INDIRECT EXPENSES.......................  17,111,054   21,345,283   24,787,155
                                         -----------  -----------  -----------
OPERATING INCOME........................   2,735,204    2,957,080    3,405,004
                                         -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income.......................      39,486        4,350        5,212
  Interest expense......................    (759,097)  (1,124,757)  (1,739,353)
                                         -----------  -----------  -----------
    Total other expense, net............    (719,611)  (1,120,407)  (1,734,141)
                                         -----------  -----------  -----------
INCOME BEFORE INCOME TAXES, MINORITY
 INTEREST AND EXTRAORDINARY ITEMS.......   2,015,593    1,836,673    1,670,863
INCOME TAXES (Note 8):
  Current tax expense (benefit).........     697,201    1,964,064   (1,582,140)
  Deferred tax expense (benefit)........     245,506   (1,110,170)   2,486,045
                                         -----------  -----------  -----------
    Total income tax expense............     942,707      853,894      903,905
                                         -----------  -----------  -----------
INCOME BEFORE MINORITY INTEREST AND
 EXTRAORDINARY ITEMS....................   1,072,886      982,779      766,958
MINORITY INTEREST IN EARNINGS...........         --           --        25,701
                                         -----------  -----------  -----------
INCOME BEFORE EXTRAORDINARY ITEMS.......   1,072,886      982,779      741,257
EXTRAORDINARY LOSS FROM EARLY
 EXTINGUISHMENT OF DEBT, NET OF TAX
 BENEFIT OF $171,842 AND $128,004 IN
 1999 AND 2000, RESPECTIVELY
 (NOTES 4 AND 9)........................    (280,849)    (228,355)         --
                                         -----------  -----------  -----------
NET INCOME.............................. $   792,037  $   754,424  $   741,257
                                         ===========  ===========  ===========
NET INCOME PER SHARE (NOTE 1)--BASIC:
Income before extraordinary items....... $      0.52  $      0.42  $      0.31
Extraordinary loss from early
 extinguishment of debt.................       (0.13)       (0.10)         --
                                         -----------  -----------  -----------
Net income.............................. $      0.39  $      0.32  $      0.31
                                         ===========  ===========  ===========
NUMBER OF SHARES USED TO COMPUTE PER
 SHARE DATA (NOTE 1)....................   2,048,974    2,352,856    2,415,238
                                         ===========  ===========  ===========
NET INCOME PER SHARE (NOTE 1)--DILUTED:
Income before extraordinary items....... $      0.52  $      0.42  $      0.30
Extraordinary loss from early
 extinguishment of debt.................       (0.13)       (0.10)         --
                                         -----------  -----------  -----------
Net income.............................. $      0.39  $      0.32  $      0.30
                                         ===========  ===========  ===========
NUMBER OF SHARES USED TO COMPUTE PER
 SHARE DATA (NOTE 1)....................   2,048,974    2,362,471    2,437,611
                                         ===========  ===========  ===========

                  See Notes to Consolidated Financial Statements.

                HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         Years Ended April 30, 1999, April 28, 2000 and April 27, 2001

                            Common Stock
                          -----------------
                                                                      Accumulated
                                            Additional                   Other         Total
                                              Paid-In     Retained   Comprehensive Stockholders'
                           Shares   Amount    Capital     Earnings       Loss         Equity
                          --------- ------- -----------  ----------- ------------- -------------
BALANCE, MAY 1, 1998....    776,134 $   776 $   300,555  $   778,356   $     --     $ 1,079,687
  Issuance of common
   stock (Note 9).......  1,298,953   1,299   6,036,342          --         --        6,037,641
  Issuance of common
   stock for purchase of
   JPJ Architects, Inc.
   (Note 2).............    240,000     240   1,070,760          --         --        1,071,000
  Issuance of common
   stock, for purchase
   of G.A. Design
   International Limited
   (Note 2).............     27,667      28     108,737          --         --          108,765
  Issuance of common
   stock under the
   employee stock
   purchase plan........      2,323       2       7,402          --         --            7,404
  Exercise of warrants..        --      --     (113,732)         --         --         (113,732)
  Comprehensive income:
   Net income...........        --      --          --       792,037        --              --
   Foreign currency
    translation
    adjustment..........        --      --          --           --        (662)            --
  Total comprehensive
   income...............        --      --          --           --         --          791,375
                          --------- ------- -----------  -----------   --------     -----------
BALANCE, APRIL 30,
 1999...................  2,345,077   2,345   7,410,064    1,570,393       (662)      8,982,140
  Issuance of common
   stock under the
   employee stock
   purchase plan........     14,898      15      40,197          --         --           40,212
  Comprehensive income:
   Net income...........        --      --          --       754,424        --              --
   Foreign currency
    translation
    adjustment..........        --      --          --           --      (8,783)            --
  Total comprehensive
   income...............        --      --          --           --         --          745,641
                          --------- ------- -----------  -----------   --------     -----------
BALANCE, APRIL 28,
 2000...................  2,359,975   2,360   7,450,261    2,324,817     (9,445)      9,767,993
  Issuance of common
   stock under the
   employee stock
   purchase plan........     16,355      17      37,562          --         --           37,579
  Issuance of common
   stock for purchase of
   BL&P Engineers, Inc.
   (Note 2).............     50,000      50     256,200          --         --          256,250
  Comprehensive income:
   Net income...........        --      --          --       741,257        --              --
   Foreign currency
    translation
    adjustment..........        --      --          --           --     (32,752)            --
  Total comprehensive
   income...............        --      --          --           --         --          708,505
                          --------- ------- -----------  -----------   --------     -----------
BALANCE, APRIL 27,
 2001...................  2,426,330 $ 2,427 $ 7,744,023  $ 3,066,074   $(42,197)    $10,770,327
                          ========= ======= ===========  ===========   ========     ===========

                  See Notes to Consolidated Financial Statements.

                HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         Years Ended April 30, 1999, April 28, 2000 and April 27, 2001

                                                     Years Ended
                                         -------------------------------------
                                          April 30,    April 28,    April 27,
                                            1999         2000         2001
                                          (Note 1)     (Note 1)     (Note 1)
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................. $   792,037  $   754,424  $   741,257
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
 Extraordinary item for early
  extinguishment of debt-net of tax
  benefit...............................     280,849      228,355          --
 Depreciation...........................     675,924      895,778      968,146
 Amortization of intangible assets......     262,275      429,569      661,457
 Amortization of deferred loan fees.....      86,628      104,372      204,220
 Deferred income taxes..................     251,379   (1,110,170)   2,486,045
 Other..................................        (336)     (21,330)      25,701
 Changes in certain working capital
  items:
  (Increase) decrease in trade and
   other receivables....................     609,861   (2,957,666)     793,024
  Net increase in costs and estimated
   earnings in excess of billings on
   uncompleted projects.................  (2,549,431)  (2,289,058)  (1,990,899)
  (Increase) decrease in prepaid
   expenses and other assets............     136,574     (978,208)     277,100
  Increase (decrease) in accounts
   payable..............................    (539,268)   2,324,979    1,188,047
  Decrease in accrued expenses..........    (475,238)    (689,221)  (1,164,506)
  Increase (decrease) in income taxes
   payable..............................    (411,622)     647,519   (1,107,935)
                                         -----------  -----------  -----------
   Net cash provided by (used in)
    operating activities................    (880,368)  (2,660,657)   3,081,657
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment....    (815,668)    (880,945)    (748,455)
 Payment for purchase of G.A. Design
  International Holdings, Ltd.
  ("GAIH")..............................    (357,830)         --           --
 Payment for purchase of JPJ Architects,
  Inc., net of cash acquired............  (1,332,030)         --           --
 Payment for purchase of ESS Architects,
  Inc., net of cash acquired............         --      (153,993)         --
 Payment for purchase of BL&P, net of
  cash acquired.........................         --           --    (2,135,394)
                                         -----------  -----------  -----------
   Net cash used in investing
    activities..........................  (2,505,528)  (1,034,938)  (2,883,849)
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on line of credit.......   1,618,336   (3,118,336)         --
 Net borrowings on revolving credit
  facility..............................         --     7,257,470      933,561
 Net proceeds from issuance of common
  stock.................................   5,922,712          --           --
 Proceeds from issuance of common stock
  under the employee stock purchase
  plan..................................       7,404       40,212       37,579
 Proceeds from long-term borrowings.....         --     2,000,000          --
 Net decrease in short-term borrowings..    (688,630)         --           --
 Payments on long-term borrowings.......  (3,241,920)  (2,448,710)  (1,211,416)
 Proceeds from the issuance of
  warrants..............................       1,200          --           --
                                         -----------  -----------  -----------
   Net cash provided by (used in)
    financing activities................   3,619,102    3,730,636     (240,276)
                                         -----------  -----------  -----------
INCREASE (DECREASE) IN CASH.............     233,206       35,041      (42,468)
CASH BALANCE:
 Beginning of year......................      17,369      250,575      285,616
                                         -----------  -----------  -----------
 End of year............................ $   250,575  $   285,616  $   243,148
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
 Interest............................... $ 1,130,214  $ 1,273,453  $ 1,635,968
 Income taxes........................... $   992,916  $ 1,255,009  $     8,019
NONCASH INVESTING AND FINANCING
 TRANSACTIONS:
 Acquisition of JPJ Architects, Inc.
  (net of imputed interest):
 Notes payable issued to JPJ
  Architects, Inc. shareholders......... $   872,320
 Fair value of assets acquired and
  liabilities assumed, net.............. $   180,150
 Common stock to be issued on delayed
  delivery schedule..................... $ 1,071,000
 Acquisition of GAIH (net of imputed
  interest):
 Notes payable issued to GAIH
  shareholders.......................... $   605,920
 Fair value of assets acquired and
  liabilities assumed, net.............. $    21,004
 Common stock to be issued on delayed
  delivery schedule..................... $   108,765
 Acquisition of BL&P (net of imputed
  interest):
 Notes payable issued to BL&P
  shareholders..........................                           $ 1,871,496
 Fair value of assets acquired and
  liabilities assumed, net..............                           $   281,126
 Common stock to be issued on delayed
  delivery schedule.....................                           $   256,250

                  See Notes to Consolidated Financial Statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Years Ended April 30, 1999, April 28, 2000 and April 27, 2001

1. Description of Business and Summary of Significant Accounting Policies

   Organization and Business--HLM Design, Inc. ( "HLM Design") and Subsidiaries and Affiliates ("the Company") is a professional consultancy that provides management and services to architectural, engineering and planning design entities ("Managed Firms") under long-term management and services agreements ("MSAs"). As of April 27, 2001, the Company had wholly owned subsidiaries and affiliates as follows:

  . HLM Design of North America, Inc. ("HLMNA")

  . HLM Design USA, Inc. ("HLMUSA")

  . HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP")

  . JPJ Architects, Inc. ("JPJ")

  . G.A. Design International Holdings, Ltd. ("GAIH")

  . BL&P Engineers, Inc. ("BL&P")

   JPJ, GAIH and BL&P are subsidiaries of HLM Design.

   The MSAs are for a term of 40 years. HLM Design is the sole and exclusive manager and administrator of all of the Managed Firms' day-to-day business functions including financial planning, facilities, equipment and supplies and management and administrative services (including bookkeeping and accounts), general administration services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements pertaining to the provision of architectural and engineering services by Managed Firms to third parties, personnel, maintenance, architectural and engineering recruiting and training, insurance, billing and marketing support). In connection with these services, HLM Design receives all but 1% of the Managed Firm's positive cash flow (as determined in accordance with accounting principles generally accepted in the United States of America).

 Financial Statement Presentation

   The financial statements include the accounts of the Company consolidated with the accounts of the Managed Firms, including JPJ, GAIH and BL&P (see Note
2) from their respective dates of acquisition. All significant balances and transactions between the Company and the Managed Firms have been eliminated in the consolidated financial statements.

   The Company provides architectural and engineering consulting and design services from offices in Iowa City, Iowa; Chicago, Illinois; Denver, Colorado; Orlando, Florida; Dallas, Texas; Atlanta, Georgia; Bethesda, Maryland; Philadelphia, Pennsylvania; San Francisco, California; Charlotte, North Carolina and London, U.K.

   The Company operates in one segment, which encompasses architectural, engineering and planning services.

   Fiscal Year-End Policy--The Company uses a 52-53 week fiscal year for accounting purposes which defines the fiscal year-end date as the Friday nearest the end of April. For fiscal years 1999, 2000 and 2001, the year-ends were April 30, April 28 and April 27, respectively, each containing 52 weeks.

   Operating Cycle--Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of contract completion, although this may require more than one year.

   Stockholder Redemption Rights--Pursuant to the right of certain affiliate shareholders, under nominee shareholder agreements, to redeem their interests, the Company has a remaining non-current liability in the amount of $137,450.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

1. Description of Business and Summary of Significant Accounting Policies-- (Continued)

   In the initial consolidation of the Company and HLMNA, the Company eliminated the common stock and additional paid-in capital of HLMNA against goodwill. Upon further evaluation, at April 28, 2000, the Company reclassified in consolidation the common stock and additional paid-in capital of HLMNA as a liability and an increase in goodwill of approximately $470,000. The effect on prior year's financial position and results of operations is not material.

   Revenue Recognition--Revenue is recognized, at estimated collectible amounts, in the period the services are performed. More specifically, the Company recognizes revenues either on the percentage-of-completion method whereby the extent of the contract performance is measured by the percentage of direct labor cost incurred to date to estimated total direct labor cost for each contract, or based upon actual hours spent on the project times the agreed-upon hourly rate. Consultant expenses, project expenses, direct labor and indirect expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first subject to reasonable estimation. Unanticipated changes in project performance, project conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

   The asset "costs and estimated earnings in excess of billings on uncompleted projects" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted projects" represents billings in excess of revenues recognized.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting the accompanying financial statements relates to revenue recognition under the percentage-of-completion method and the allowance for doubtful accounts.

   Property and Equipment--Leasehold improvements and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term. The estimated useful lives of property and equipment for financial reporting purposes are as follows:

Computer equipment and
 software...............  3-5 years
Furniture and fixtures..  5 years
Leasehold improvements..  Lease term, not to exceed the useful life of the asset

   Long-Lived Assets--The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Measurement of any impairment would include a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

   Goodwill--Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. Goodwill is amortized using the straight-line method over the expected period to be benefited, generally over a 15- to 25-year period. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill over their remaining lives can be recovered through the undiscounted future operating cash flows of the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

1. Description of Business and Summary of Significant Accounting Policies-- (Continued)

   Deferred Income Taxes--Deferred income tax assets and liabilities are calculated based upon differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset or liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.

   Financial Instruments--The carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value because of the short maturities of these instruments. See Note 4 as to fair value of the Company's financing arrangements.

   Foreign Currency--Assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at the period-end exchange rate. Revenues and expenses denominated in foreign currencies have been translated into U.S. dollars at the weighted average exchange rate. Translation gains and losses are accounted for in a separate component of stockholders' equity. The exchange gains and losses arising on transactions are charged to income as incurred and are not significant for any period presented.

   New Accounting Standards--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement will be effective for the Company for financial statements issued for the fiscal year beginning April 28, 2001. The Company has evaluated the effects the statement will have on its consolidated financial statements and related disclosures and does not believe that the effect will be material.

   The FASB recently voted in favor of the issuance of two new statements, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001, and the use of the pooling of interest method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard, which the Company anticipates adopting during fiscal year 2002.

   Net Income Per Share--The calculation of diluted net income per share considers the potential dilutive effect of warrants to purchase shares of common stock at $0.01 per share as well as stock options to purchase shares of common stock which were outstanding from May 1, 1998 to April 27, 2001. For the years ended April 30, 1999, April 28, 2000 and April 27, 2001, the dilutive effect of stock options was 0, 9,615 and 22,373, respectively. The dilutive effect of warrants had no effect on net income per share for any period presented.

   Reclassifications--Certain reclassifications have been made to the fiscal 1999 and 2000 financial statements to conform to fiscal 2001 presentation.

2. Business Acquisitions

  JPJ Architects, Inc.

   On October 30, 1998, the Company purchased all the issued and outstanding common stock of JPJ Architects, Inc. for $2.4 million in cash, an aggregate of 240,000 shares of the Company's common stock, and subordinated promissory notes in the aggregate principal amount of $1,160,000. The purchase agreement specifies delivery of 30 percent of the aggregate shares of the Company's stock and the principal amount of the

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

2. Business Acquisitions--(Continued)

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

  Working capital.................................................... $  444,585
  Property and equipment.............................................    158,266
  Other assets.......................................................    143,020
  Goodwill...........................................................  3,597,449
                                                                      ----------
  Total.............................................................. $4,343,320
                                                                      ==========

   The following unaudited pro forma financial data is presented as if the transaction occurred as of the beginning of the fiscal year 1999:

                                                                     Year Ended
                                                                      April 30,
                                                                        1999
                                                                     -----------
  Revenues.......................................................... $45,265,496
                                                                     -----------
  Net Income........................................................ $   957,421
                                                                     ===========
  Earnings Per Share:
    Basic........................................................... $      0.43
                                                                     ===========
    Diluted......................................................... $      0.43
                                                                     ===========

 G. A. Design International Holdings Ltd.

   On January 29, 1999, the Company purchased 95 percent of the issued and outstanding common stock of G. A. Design International Holdings Ltd. for a combination of cash, 27,667 shares of HLM Design common stock and promissory notes for a total of approximately $1,037,000. The purchase agreement specifies delivery of 33.3% of the aggregate shares of the stock on each of January 29, 2000, January 2001 and January 2002. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date resulting in an allocation of goodwill of approximately $1,042,000. The pro forma effect, assuming the purchase had occurred at the beginning of fiscal year ended 1999, would not be material to the Company's results of operations.

 ESS Architects, Inc.

   On September 16, 1999, HLM Design purchased all the issued and outstanding common stock of ESS Architects, Inc. ("ESS") for a combination of cash and promissory notes for a total of $425,000 ($219,167 represents notes payable, net of imputed interest, issued to ESS shareholders). The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date resulting in an allocation of goodwill of approximately $515,450. The pro forma effect, assuming the purchase had occurred at the beginning of fiscal year ended 2000, would not be material to the Company's results of operations. In December 1999, ESS was merged into HLMUSA.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

2. Business Acquisitions--(Continued)

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

  Working capital................................................... $  662,344
  Other assets......................................................     79,964
  Other liabilities.................................................   (461,180)
  Goodwill..........................................................  4,536,591
                                                                     ----------
  Total............................................................. $4,817,719
                                                                     ==========

   The following unaudited proforma financial data is presented as if the transaction occurred at the beginning of the respective years:

                                                              Years Ended
                                                       -------------------------
                                                        April 30,    April 28,
                                                           1999         2000
                                                       ------------ ------------
  Revenues............................................ $ 43,048,716 $ 58,518,294
                                                       ------------ ------------
  Net income.......................................... $    946,991      842,182
                                                       ============ ============
  Earnings Per Share:
    Basic............................................. $       0.45 $       0.35
                                                       ============ ============
    Diluted........................................... $       0.45 $       0.35
                                                       ============ ============

3. Contracts in Progress

   Information relative to contracts in progress is as follows:

                                                       April 28,    April 27,
                                                          2000         2001
                                                      ------------ ------------
  Costs incurred on uncompleted projects (excluding
   overhead)......................................... $ 64,016,964 $ 90,872,392
  Estimated earnings thereon.........................   58,470,955   77,505,622
                                                      ------------ ------------
  Total..............................................  122,487,919  168,378,014
  Less billings to date..............................  115,828,496  160,257,350
                                                      ------------ ------------
  Net underbillings.................................. $  6,659,423 $  8,120,664
                                                      ============ ============

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

3. Contracts in Progress--(Continued)

   Net underbillings are included in the accompanying balance sheets as follows:

                                                      April 28,    April 27,
                                                        2000         2001
                                                     -----------  -----------
Costs and estimated earnings in excess of billings
 on uncompleted projects............................ $ 8,412,159  $ 9,767,618
Billings in excess of costs and estimated earnings
 on uncompleted projects............................  (1,752,736)  (1,646,954)
                                                     -----------  -----------
Net underbillings................................... $ 6,659,423  $ 8,120,664
                                                     ===========  ===========

4. Financing Arrangements

   A summary of financing arrangements are as follows:

   On February 7, 2000, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20,000,000 with its principal lender. The three financing arrangements are discussed below:

   Revolving Credit--The maximum revolving advance amount is $17,000,000. The amount available to borrow is calculated based on the aging of certain assets. This loan matures in February 2003 and bears interest at the prime rate plus 0.5%.

   Term Loan--The amount of the loan is $2,000,000. This loan matures in February 2003 and bears interest at a maximum of prime plus 2%.

   Capital Expenditure Loan--The maximum capital expenditure loan amount is $1,000,000. The amount is available for the financing of equipment used in the Company's business. This loan matures in February 2005 and bears interest at a maximum of prime plus 1%. At April 27, 2001, there were no borrowings under this loan.

   In connection with the above financing arrangement, the Company incurred approximately $599,000 in deferred loan transaction fees. These fees are being amortized over the life of the loan. Included in the accompanying consolidated statement of income are amortization expense of these costs of $45,460 and $204,220 for the fiscal years ended 2000 and 2001, respectively.

   Effective June 29, 2001, the Company entered into an amendment to its revolving credit, term loan and capital expenditure loan with IBJ. The amendment is summarized as follows:

  a.  Revolving Credit--The maximum revolving advance amount is $12,500,000.

  b. Term Loan--The unpaid principal balance will be increased to $1,566,667 and will be repaid in equal monthly installments of $80,000, plus interest at a maximum of prime plus 2 percent. The increase in unpaid principal balance will be used to repay amounts outstanding under the revolving credit facility.

  c. Capital Expenditure Loan--The Capital Expenditure Loan commitment has been cancelled.

   Substantially all assets are pledged under this financing arrangement. The arrangement requires certain financial covenants to be maintained, such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure levels. At April 27, 2001, the Company was in compliance with these financial covenants.

   During fiscal year ended 2000, the financial arrangements with Berthel Fisher & Company Financial Services, Inc., and First Charter National Bank were extinguished prior to maturity. This resulted in an extraordinary charge of $228,355, net of income taxes of $128,004, that consisted of write-off of related unamortized financing costs.

                HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

4. Financing Arrangements--(Continued)

   A summary of long-term debt is as follows:

                                                         April 28,   April 27,
                                                            2000       2001
                                                         ---------- -----------
Revolving credit facility to IBJW, payable in February
 2003, including interest at prime plus 0.5% (8.0% at
 April 27, 2001).......................................  $7,257,470 $ 8,191,031
Term note payable to IBJW, due in monthly payments of
 $55,556, plus interest at a maximum of prime plus 2%
 (9.5% at April 27, 2001), with final payment due in
 February 2003.........................................   1,888,889   1,222,222
Notes payable of $1,160,000 to former JPJ Architect,
 Inc. shareholders, due in annual installments of
 $348,000 beginning October 2000, plus interest at 7%,
 with final payment of $464,000 due October 2002.......   1,011,520     742,400
Notes payable to former G.A. Design International Hold-
 ings Limited shareholder, due in annual installments
 of $82,500, plus interest at 7%, with final payment in
 August 2002...........................................     209,738     133,040
Notes payable to former G.A. Design International Hold-
 ings Limited shareholder, due in various installments
 with final payment due January 2001...................      55,000         --
Notes payable to former ESS Architects, Inc. sharehold-
 ers, due in annual installments of $125,000 beginning
 September 2000, plus interest at 7%, with final pay-
 ment in September 2001................................     230,833     120,833
Note payable to former BL&P shareholder, due in two in-
 stallments of $145,200 beginning April 2001, plus in-
 terest of 7%, with final payment of $193,600 due April
 2004..................................................         --      457,573
Note payable to former BL&P shareholder, due in two in-
 stallments of $466,800 beginning April 2001, plus in-
 terest of 7%, with final payment of $622,400 due April
 2004..................................................         --    1,471,043
Other..................................................      66,303     102,820
                                                         ---------- -----------
Total long-term debt...................................  10,719,753  12,440,962
Less current maturities................................   1,216,468   1,848,248
                                                         ---------- -----------
Long-term portion......................................  $9,503,285 $10,592,714
                                                         ========== ===========

   At April 28, 2000 and April 27, 2001 the fair value of the Company's financing arrangements totaled approximately $10.7 million and $12.2 million, respectively.

   Annual principal payments of the various financing agreements are as follows:

  Fiscal 2002....................................................... $ 1,848,248
  Fiscal 2003.......................................................   9,808,314
  Fiscal 2004.......................................................     784,400
                                                                     -----------
  Total............................................................. $12,440,962
                                                                     ===========

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

5. Lease Commitments

   The Company leases office space and equipment under non-cancelable operating leases.

   The total minimum rental commitment under such non-cancelable operating leases at April 27, 2001, which has been reduced by minimum rentals to be received under subleases, are as follows:

  Fiscal 2002........................................................ $2,965,866
  Fiscal 2003........................................................  2,441,231
  Fiscal 2004........................................................  1,905,293
  Fiscal 2005........................................................  1,547,050
  Fiscal 2006........................................................    990,677
  Thereafter.........................................................    146,049
                                                                      ----------
  Total.............................................................. $9,996,166
                                                                      ==========

   Rent expense was $2,279,585, $2,851,280 and $3,295,457 for the periods ended April 30, 1999, April 28, 2000 and April 27, 2001, respectively.

6. Contingencies

   The Company is involved in various disputes and legal actions related to contract operations. In the opinion of Company management, the ultimate resolution of these actions will not have a material effect on the Company's financial position, future results of operations or cash flows.

7. Related Party Transactions

   During the year ended April 28, 2000 and April 27, 2001, the Company paid $140,528 and $210,000, respectively, to certain affiliate shareholders, under nominee shareholder agreements, respectively, to redeem a portion of their interest in the associated Managed Firm. In addition, the Company leases certain warehouse space from certain officers at $3,500 per month. During the year ended April 30, 1999, the Company incurred $40,000 in consulting fees for services provided by a director.

8. Income Taxes

   The provision for income taxes is as follows:

                                                       Years Ended
                                             ---------------------------------
                                             April 30, April 28,    April 27,
                                               1999      2000         2001
                                             -------- -----------  -----------
  Current expense (benefit):
   Federal.................................. $581,665 $ 1,717,617  $(1,633,352)
   State....................................  115,536     246,447       51,212
  Deferred..................................  245,506  (1,110,170)   2,486,045
                                             -------- -----------  -----------
  Total income tax expense.................. $942,707 $   853,894  $   903,905
                                             ======== ===========  ===========

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

8. Income Taxes--(Continued)

   The reconciliation of the statutory federal income tax rate with the Company's overall effective federal and state income tax rate is as follows:

                                                            Years Ended
                                                   -----------------------------
                                                   April 30, April 28, April 27,
                                                     1999      2000      2001
                                                   --------- --------- ---------
  Statutory federal rate..........................    34.0%     34.0%     34.0%
  State income taxes, net of federal benefit......     4.7       4.1       6.3
  Penalties.......................................     1.7       0.2       0.8
  Meals and entertainment.........................     0.8       1.1       1.3
  Goodwill amortization...........................     4.4       7.2      11.1
  Other...........................................     1.2      (0.1)      0.6
                                                     -----     -----     -----
  Effective tax rate..............................    46.8%     46.5%     54.1%
                                                     =====     =====     =====

   The tax effect of temporary differences giving rise to deferred income tax assets and liabilities as of April 28, 2000 and April 27, 2001 is as follows:

                                                       April 28,    April 27,
                                                          2000        2001
                                                       ----------  -----------
  Deferred income tax liabilities:
   Difference between the accrual basis and cash basis
    of accounting related to certain assets and lia-
    bilities.......................................... $ (971,910) $  (691,985)
   Difference between the book method and tax method
    of accounting for the percentage of completion
    method of revenue recognition.....................        --    (3,423,011)
   Prepaid expenses...................................    (43,757)     (83,783)
   Other..............................................    (30,649)     (15,344)
                                                       ----------  -----------
      Total deferred income tax liabilities........... (1,046,316)  (4,214,123)
                                                       ----------  -----------
  Deferred income tax assets:
   Property and equipment.............................    447,957      372,322
   Net operating losses...............................        --       538,835
   Allowances.........................................    397,506      550,777
   Other deferred assets..............................     13,973       79,264
                                                       ----------  -----------
      Total deferred income tax assets................    859,436    1,541,198
                                                       ----------  -----------
  Deferred income tax liabilities, net................ $ (186,880) $(2,672,925)
                                                       ==========  ===========

   Management believes it is probable that the Company will realize the tax benefits of the deductible differences that were available as of April 27, 2001. At April 27, 2001, the Company has federal operating losses for income tax reporting purposes of approximately $1.0 million which will expire in 2019.

   The Company and its Managed Firms, except JPJ and BL&P, file separate federal and state income tax returns. The Company, JPJ and BL&P file a consolidated federal income tax return.

9. Stockholders' Equity

   Public Offering of Common Stock--The Company completed the offering of 1,200,000 shares of its common stock on June 12, 1998 at a price of $6.00 per share. Net proceeds of the offering of $5.92 million (after underwriting discount and other offering expenses) were used to repay certain indebtedness consisting of: (a) $2.0 million due under Pacific Capital/Equitas, and (b) $0.75 million term loan from Berthel Leasing and $0.2 million to employee stockholders. Remaining net proceeds were used for development of new business and other general corporate purposes.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

9. Stockholders' Equity--(Continued)

   During fiscal year ended 1999, the financial arrangement with Pacific Capital, L.P., Equitas, L.P. and Berthel Fisher & Company Financial Services, Inc. were extinguished prior to maturity. This resulted in an extraordinary charge of $280,849, net of income taxes of $171,842, that consisted of write-off of related unamortized financing costs.

   Preferred Stock--The Company's Certificate of Incorporation authorizes the Board of Directors of the Company to issue 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Common Stock. No shares of preferred stock have been issued.

   Warrants--In May 1997, warrants to purchase 183,244 shares of HLM Design common stock (as adjusted for subsequent stock splits) were attached to the notes issued to Pacific Capital and Equitas. In addition, warrants to purchase 43,631 shares of HLM Design common stock (as adjusted for subsequent stock splits) were attached to the notes issued to Berthel Fisher in September 1997 and in December 1997. Each warrant allows holders to purchase a share of common stock for $.01 per share for a five year period. At April 30, 1999, all of the warrants held by Berthel Fisher, Pacific Capital and Equitas were exercised.

   In connection with the Offering, the Company sold to the underwriters, for a price of $0.01 per warrant, warrants to purchase 120,000 shares of common stock exercisable at $7.20 per share. At April 27, 2001, all of these warrants were outstanding.

10. Employee Benefit Plans

   401(K) Plan--Substantially all employees are eligible to participate in a 401(k) plan. Contribution expense for the periods ended April 30, 1999, April 28, 2000 and April 27, 2001 was $53,886, $146,065 and $194,460, respectively.

   Employee Stock Purchase Plan--In February 1998, the Board of Directors and stockholders of the Company adopted the HLM Design Inc. Employee Stock Purchase Plan (the "ESPP"). A total of 57,954 shares of common stock has been reserved under the ESPP, provided that the number of shares issued or issuable under the ESPP and under the Stock Option Plan (discussed below) shall not exceed in the aggregate 10% of the total number of shares of common stock outstanding. On January 1 of each year, all eligible employees electing to participate will be granted options to purchase shares of Common Stock. The purchase price of common stock purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the common stock on the applicable Grant Date and (ii) the fair market value of the common stock on the applicable exercise date. Options will expire on the last exercise date of the calendar year in which granted. As of April 27, 2001, 33,576 shares have been granted or issued under the ESPP.

   Stock Option Plan--In February 1998, the Board of Directors and stockholders of the Company adopted the HLM Design, Inc. Stock Option Plan (the "Stock Option Plan") in order to attract and retain key personnel. Under the Stock Option Plan, options to purchase an aggregate of 159,955 shares of common stock may be granted to key employees of HLM Design and its Managed Firms and to officers, directors, consultants and other individuals providing services to the Company. The Company increased the number of shares from 159,955 to 265,000 upon shareholder approval in September 2000. During the year ended April 30, 1999, the Board of Directors of HLM Design approved the grant of 125,908 options to three key employees and certain Board Members. During the year ended April 28, 2000 and April 27, 2001, the Board of Directors approved the issuance of options to purchase 28,400 shares and 106,200 shares, respectively, of common stock to several key employees.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

10. Employee Benefit Plans--(Continued)

   Option information is summarized below:

                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                                       Price Per
                                                               Shares    Share
                                                               ------- ---------
Outstanding, May 1, 1998......................................     --      --
 Granted...................................................... 125,908  $ 5.72
                                                               -------
Outstanding, April 30, 1999................................... 125,908    5.72
 Granted......................................................  28,400    3.61
                                                               -------
Outstanding, April 28, 2000................................... 154,308    5.34
 Granted...................................................... 106,200    2.60
                                                               -------
Outstanding, April 27, 2001................................... 260,508  $ 4.22
                                                               =======  ======
Exercisable, April 27, 2001................................... 131,588  $ 5.63
                                                               =======  ======

                     Outstanding            Exercisable
             --------------------------- -----------------
                     Weighted- Weighted-         Weighted-
 Range of             Average   Average           Average
 Exercise            Remaining Exercise          Exercise
   Price     Options   Term      Price   Options   Price
-----------  ------- --------- --------- ------- ---------
   $2.60     106,200    9.6      $2.60       --    $  --
$3.61-$4.50   38,400    8.0      $3.84    15,680    4.18
$5.50-$6.60  115,908    5.6       5.83   115,908    5.83
             -------    ---      -----   -------   -----
             260,508    7.6      $4.22   131,588   $5.63
             =======    ===      =====   =======   =====

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

                                                                  As      Pro
                                                               Reported  Forma
                                                               -------- --------
April 30, 1999:
 Net income................................................... $792,037 $562,000
 Net income per share......................................... $   0.39 $   0.27
April 28, 2000:
 Net income................................................... $754,424 $753,000
 Net income per share......................................... $   0.32 $   0.32
April 27, 2001:
 Net income................................................... $741,257 $650,590
 Net income per share......................................... $   0.31 $   0.27

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

10. Employee Benefit Plans--(Continued)

   The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below:

                                                  April 30, April 28, April 27,
                                                    1999      2000      2001
                                                  --------- --------- ---------
   Weighted-average fair value per option........   $3.75     $3.75     $1.86
   Assumptions used:
    Weighted-average expected volatility.........      60%       60%       57%
    Weighted-average risk-free interest rate.....     5.2%      5.2%      5.4%
    Weighted-average expected life, in years.....       8         8         7
    Dividends....................................     --        --        --

11. HLM Design Financial Information (Unaudited)

   HLM Design's balance sheet as of April 28, 2000 and April 27, 2001 and income statement for each of the three years in the period ended April 27, 2001 are as follows:

                                                         April 28,   April 27,
                                                           2000        2001
   Balance Sheet                                        ----------- -----------
   Current assets...................................... $18,609,130 $18,627,761
   Non-current assets..................................  10,252,070  13,316,440
                                                        ----------- -----------
   Total assets........................................ $28,861,200 $31,944,201
                                                        =========== ===========
   Current liabilities................................. $ 9,343,867 $11,607,962
   Non-current liabilities.............................   9,749,340   9,565,912
                                                        ----------- -----------
   Total liabilities...................................  19,093,207  21,173,874
   Total stockholders' equity..........................   9,767,993  10,770,327
                                                        ----------- -----------
   Total liabilities & stockholders' equity............ $28,861,200 $31,944,201
                                                        =========== ===========

                                             April 30,   April 28,   April 27,
                                               1999        2000        2001
   Income Statement                         ----------- ----------- -----------
   Equity in earnings of affiliates........ $ 1,185,239 $ 1,501,799 $ 1,509,755
   Net interest, tax and other expense.....     393,202     747,375     768,498
                                            ----------- ----------- -----------
   Net income.............................. $   792,037 $   754,424 $   741,257
                                            =========== =========== ===========

12. Unaudited Quarterly Financial Data

                                                     2000
                                -----------------------------------------------
                                   First      Second       Third      Fourth
                                  Quarter     Quarter     Quarter     Quarter
                                ----------- ----------- ----------- -----------
   Total revenues.............  $11,453,195 $12,325,241 $14,317,484 $15,005,741
   Net production income......    8,081,286   8,437,040   8,642,287   9,719,832
   Operating income...........      659,359     777,923     618,430     901,368
   Net income.................      226,970     269,909     192,082      65,463
   Net income per common share
    (A).......................  $      0.10 $      0.11 $      0.08 $      0.03

                                                    2001
                               -----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------- ----------- ----------- -----------
   Total revenues............. $15,870,676 $16,069,080 $15,378,104 $16,973,502
   Net production income......  10,552,300  10,503,366   9,920,846  10,439,497
   Operating income...........     952,441   1,046,279     640,811     765,473
   Net income.................     237,137     269,745      62,233     172,142
   Net income per common
    share..................... $      0.10 $      0.11 $      0.03 $      0.07

  --------
  (A) In the fourth quarter 2000, certain debt was repaid resulting in an extraordinary charge of $228,355, net of income taxes of $128,004, that consisted of write-off of related unamortized financing costs and other related costs. Net income before such extraordinary item was $293,818, and net income per share was $0.13.

                                SIGNATURE PAGE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HLM Design, Inc.


                                          By:      /s/ James B. Huff
                                              --------------------------------
                                                       James B. Huff
                                                  Vice President and Chief
                                                     Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Joseph M. Harris            President, Chief Executive    July 23, 2001
--------------------------------------  Officer (principal
           Joseph M. Harris             executive officer) and
                                        Chairman

      /s/ Vernon B. Brannon            Senior Vice President,        July 23, 2001
--------------------------------------  Treasurer, Chief
          Vernon B. Brannon             Operating Officer and
                                        Director

       /s/ D. Shannon LeRoy            Director                      July 23, 2001
--------------------------------------
           D. Shannon LeRoy


                                  SCHEDULE II

                                HLM DESIGN, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
         Years Ended April 30, 1999, April 28, 2000 and April 27, 2001

                           Balance  Charged                           Balance
                             at     to Costs              Deductions   at End
                          Beginning   and                    from        of
                          of Period Expenses    Other      Reserves    Period
                          --------- -------- -----------  ----------  --------
1999--Allowance for
 doubtful accounts.......  150,000      --    191,692 (A)        --    341,692
2000--Allowance for
 doubtful accounts.......  341,692      --      4,368 (A)        --    346,060
2001--Allowance for
 doubtful accounts....... $346,060  $26,532  $433,102 (A) $79,221 (B) $726,473

--------
NOTES:

(A)  Increases to reserves reflecting acquisitions.

(B)  Accounts charged off, recoveries, and other adjustments, net.