Form 10-Q
period 2001-08-03
HLM DESIGN INC
filed 2001-09-17
CIK 1049129

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended August 3, 2001

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No________
    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                             Outstanding at September 4, 2001
-------------------                             --------------------------------
Common stock, par value $.001 per share                 2,206,589 shares

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
INDEX TO FORM 10-Q

                                                                           PAGE
                                                                            NO.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets - April 27, 2001 and
           August 3, 2001                                                    3

         Condensed Consolidated Statements of Income - Three Month Periods
          Ended July 28, 2000 and August 3, 2001                             5

         Condensed Consolidated Statement of Stockholders' Equity - Three
          Month Period Ended August 3, 2001                                  6

         Condensed Consolidated Statements of Cash Flows - Three Month
          Periods Ended July 28, 2000 and August 3, 2001                     7

         Notes to Unaudited Condensed Consolidated Financial Statements      8

ITEM 2. Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                          13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk          16

PART II.OTHER INFORMATION

ITEM 6. Exhibits and  Reports on Form 8-K                                   17

SIGNATURES                                                                  18

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             April 27,        August 3,
                                                                               2001             2001
                                                                              -----             ----
                                                                                             (Unaudited)
ASSETS:
Current Assets:
Cash                                                                       $    243,148      $    212,845
Trade and other receivables, less allowance for
   doubtful accounts at April 27, 2001 and August 3, 2001
   of $726,473 and $619,407, respectively                                    11,977,393        12,495,624
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                                  9,767,618         9,407,346
Prepaid expenses and other                                                    1,423,399         1,091,998
                                                                           ------------------------------
          Total Current Assets                                               23,411,558        23,207,813
                                                                           ------------------------------

Other Assets:
Goodwill, net                                                                12,166,149        12,190,325
Other                                                                         1,080,202         1,571,244
                                                                           ------------------------------
          Total Other Assets                                                 13,246,351        13,761,569
                                                                           ------------------------------

Property and Equipment:
  Leasehold improvements                                                      1,925,075         1,957,848
  Furniture and fixtures                                                      4,523,544         4,691,275
                                                                           ------------------------------
Property and equipment, at cost                                               6,448,619         6,649,123
Less accumulated depreciation                                                 4,362,817         4,703,424
                                                                           ------------------------------
          Property and equipment, net                                         2,085,802         1,945,699
                                                                           ------------------------------
TOTAL ASSETS                                                               $ 38,743,711      $ 38,915,081
                                                                           ==============================


See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   April 27,        August 3,
                                                                                     2001             2001
                                                                                    -----             ----
                                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                                 $  1,848,248       $  2,138,452
Accounts payable                                                                   8,864,277          8,948,896
Billings in excess of costs and estimated earnings
  on uncompleted projects                                                          1,646,954          2,076,499
Accrued expenses and other                                                         4,883,141          4,767,609
                                                                                -------------------------------
          Total Current Liabilities                                               17,242,620         17,931,456
                                                                                -------------------------------
Long-term debt and other                                                          10,730,764          9,939,715
                                                                                -------------------------------
TOTAL LIABILITIES                                                                 27,973,384         27,871,171
                                                                                -------------------------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Capital Stock:
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
  Common, $.001 par value, voting, authorized 9,000,000
    shares; issued 2,426,330 and 2,523,810 at
    April 27, 2001 and August 3, 2001, respectively (includes
    227,221 and 317,221 to be issued on a delayed
    delivery schedule at April 27, 2001 and
    August 3, 2001, respectively)                                                      2,427              2,524
Additional paid in capital                                                         7,744,023          7,968,966
Retained earnings                                                                  3,066,074          3,115,668
Accumulated other comprehensive loss                                                 (42,197)           (43,248)
                                                                                -------------------------------
Total stockholders' equity                                                        10,770,327         11,043,910
                                                                                -------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                                     $ 38,743,711       $ 38,915,081
                                                                                ===============================


See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                     Three           Three
                                                     Months          Months
                                                      Ended           Ended
                                                     July 28,        August 3,
                                                       2000            2001
                                                       ----            ----
REVENUES:
 Fee Income                                        $ 14,779,823    $ 14,357,612
 Reimbursable Income                                  1,090,853       1,270,187
                                                   -----------------------------
     Total Revenues                                  15,870,676      15,627,799
CONSULTANT EXPENSE                                    4,515,618       4,592,773
PROJECT EXPENSES:
  Direct Expenses                                       242,867         256,643
  Reimbursable expenses                                 559,891         649,670
                                                   -----------------------------
    Total project expenses                              802,758         906,313
                                                   -----------------------------
NET PRODUCTION INCOME                                10,552,300      10,128,713
DIRECT LABOR                                          3,277,698       3,504,047
INDIRECT EXPENSES                                     6,322,161       6,216,215
                                                   -----------------------------
OPERATING INCOME                                        952,441         408,451
INTEREST EXPENSE                                        448,927         338,387
                                                   -----------------------------
INCOME  BEFORE INCOME TAXES AND MINORITY INTEREST       503,514          70,064
INCOME TAX  EXPENSE                                     266,377          37,300
                                                   -----------------------------
INCOME BEFORE MINORITY INTEREST                         237,137          32,764
                                                   -----------------------------
MINORITY INTEREST IN LOSS                                     -         (16,830)
                                                   -----------------------------
NET INCOME                                         $    237,137    $     49,594
                                                   =============================

NET INCOME PER SHARE
  Basic                                            $       0.10    $       0.02
                                                   =============================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic                                               2,411,220       2,517,165
                                                   =============================

NET INCOME PER SHARE
  Diluted                                          $       0.10    $       0.02
                                                   =============================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Diluted                                             2,417,115       2,517,165
                                                   =============================

      See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                        Accumulated
                                      Common Stock      Additional                         Other             Total
                                      ------------        Paid-In          Retained     Comprehensive     Stockholders'
                                    Shares      Amount    Capital          Earnings          Loss            Equity
                                    ------      ------    -------          --------          ----            ------
Balance, April 27, 2001            2,426,330   $ 2,427   $7,744,023       $ 3,066,074      $ (42,197)      $10,770,327

Issuance of common stock
  for purchase of business            90,000        90      211,440                                            211,530

Issuance of common stock               7,480         7       13,503                                             13,510

Foreign currency translation                                                                  (1,051)           (1,051)
  adjustment

Net income                                                                     49,594                           49,594

                               -------------------------------------------------------------------------------------------
Balance,  August 3, 2001           2,523,810   $ 2,524   $7,968,966       $ 3,115,668      $ (43,248)      $11,043,910
                               ===========================================================================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                      Three                Three
                                                                                                 Months               Months
                                                                                                  Ended                Ended
                                                                                                 July 28,             August 3,
                                                                                                  2000                  2001
                                                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $     237,137         $     49,594
  Adjustments to reconcile net income  to net  cash provided by  operating activities:
     Depreciation                                                                                240,144              241,591
     Amortization of intangible assets                                                           162,050               14,583
     Amortization of deferred loan fees                                                           52,117               49,934
     Changes in assets and liabilities, net of effects from purchase of acquired companies:
       Decrease (increase) in trade and other  accounts receivable                             2,897,512             (489,229)
       Net (increase) decrease  in costs and estimated earnings in excess of billings
         on uncompleted projects                                                              (2,317,609)             789,817
       Decrease  in prepaid expenses and other assets                                            107,161              398,077
       Increase in accounts payable                                                              682,436               48,753
       Increase (decrease) in accrued expenses and other                                         144,211             (403,026)
                                                                                        --------------------------------------
           Net cash  provided by operating activities                                          2,205,159              700,094
                                                                                        --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                           (251,516)            (101,488)
  Payment for acquisition activities and purchase of busines, net of cash acquired            (2,135,394)            (141,576)
                                                                                        --------------------------------------
           Net cash used in investing activities                                              (2,386,910)            (243,064)
                                                                                        --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term borrowings                                                               (145,126)            (179,952)
  Net borrowings on revolving credit facility                                                    202,584             (753,236)
  Borrowings on long-term debt                                                                         -              432,345
  Proceeds from issuance of common stock under the Employee Stock Purchase Plan                   12,454               13,510
                                                                                        --------------------------------------
           Net cash provided by (used in)  financing activities                                   69,912             (487,333)
                                                                                        --------------------------------------
DECREASE IN CASH                                                                                (111,839)             (30,303)
CASH BALANCE:
  Beginning of period                                                                            285,616              243,148
                                                                                        --------------------------------------
  End of period                                                                            $     173,777         $    212,845
                                                                                        ======================================
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                          $     403,468         $    229,657
    Income tax payments (refunds)                                                          $     118,020         $    (29,702)
Noncash investing and financing transactions:
 Acquisition of acquired businesses, net of imputed interest:
       Notes payable issued to former acquired company shareholder                         $   1,871,496
       Fair value of assets acquired and liabilities assumed, net                          $     281,126         $    243,669
       Common stock to be issued on delayed delivery schedule                              $     256,250         $    211,530


See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Business-HLM Design, Inc. ( "HLM Design") and Subsidiaries and Affiliates ("the Company") is a professional consultancy that provides management services to architectural, engineering and planning design entities ("Managed Firms") under long-term management and services agreements ("MSAs"). As of August 3, 2001, the Company had wholly-owned affiliates and subsidiaries as follows:

      Affiliates:
       .  HLM Design of North America, Inc. ("HLMNA");
       .  HLM Design USA, Inc. ("HLMUSA");
       .  HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP");
      Subsidiaries:
       .  JPJ Architects, Inc. ("JPJ");
       .  G.A. Design International Holdings, Ltd. ("GAIH"); and
       .  BL&P Engineers, Inc. ("BL&P").

    Financial Statement Presentation - The accompanying unaudited financial information for the three month periods ended July 28, 2000 and August 3, 2001 has been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 27, 2001.

    New Accounting Standards -In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As of April 28, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

HLM DESIGN,  INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

     In July 2001, the FASB issued two new statements, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Using the pooling of interest
     method will be prohibited.    SFAS No. 142 changes the accounting for
     goodwill and intangibles assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to
     be amortized over their estimated useful lives.   Amortization of goodwill,
     including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard, which the Company adopted for the fiscal year beginning April 28, 2001. The Company will complete its initial assessment of the impairment using the requirements of SFAS No. 142 by the end of the second quarter of fiscal year ended May 3, 2002. However, management does not believe that a material adjustment will be necessary upon completion of this initial assessment. The information presented below could be adjusted based on the results of this initial assessment.

     The following financial information is presented as if the statement was adopted at the beginning of the quarter ended July 28, 2000:


                                              July 28,          August 3,
                                                2000              2001
                                             -----------       -----------
     Reported net income                     $   237,137       $    49,594
     Goodwill amortization                       155,800                 -
                                             -----------       -----------
     Adjusted net income                     $   392,937       $    49,594
                                             ===========       ===========
     Goodwill                                $12,365,547       $12,190,325
                                             ===========       ===========


     Basic income per share:
     Reported net income                     $      0.10       $      0.02
     Goodwill amortization                          0.06                 -
                                             -----------       -----------
     Adjusted net income                     $      0.16       $      0.02
                                             ===========       ===========

     Reported diluted income per share:
     Reported net income                     $      0.10       $      0.02
     Goodwill amortization                          0.06                 -
                                             -----------       -----------
     Adjusted net income                     $      0.16       $      0.02
                                             ===========       ===========

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

    The financial information for acquired intangible assets is as follows:

                                                  April 27,          August 3,
                                                    2001               2001
                                                    ----               ----
    Amortized intangible assets-non compete
    agreements:
      Original Cost                                $100,000          $400,000
      Accumulated Amortization                     $ 39,583          $ 54,167

    Amortization expense for the quarter ended August 3, 2001 was $14,583 and annual estimated amortization for the non-compete agreements are as follows:

    Estimated Amortization
    ----------------------
    Expense
    -------
    Fiscal 2002                  $58,336
    Fiscal 2003                  $58,336
    Fiscal 2004                  $43,753
    Fiscal 2005                  $33,336
    Fiscal 2006                  $33,336

    The changes in carrying amount of goodwill for the quarter ended August 3, 2001 by operating segment are as follows:

                                     United       United
                                     States       Kingdom         Total
                                     ------       -------         -----
    Balance, April 27, 2001        $11,102,300   $1,063,849    $12,166,149
    Adjustments:
    Goodwill acquired during the
    quarter                             24,176            -         24,176
                                   -----------   ----------    -----------
    Balance, August 3, 2001        $11,126,476   $1,063,849    $12,190,325
                                   ===========   ==========    ===========

2.  CONTRACTS IN PROGRESS

    Information relative to contracts in progress is as follows:

                                                April 27,       August 3,
                                                  2001            2001
                                                  ----            ----
    Costs incurred on uncompleted projects
     (excluding overhead)                     $ 90,872,392    $ 97,185,659
    Estimated earnings thereon                  77,505,622      82,213,064
                                              ------------    ------------
    Total                                      168,378,014     179,398,723
    Less billings to date                      160,257,350     172,067,876
                                              ------------    ------------
    Net underbillings                         $  8,120,664    $  7,330,847
                                              ============    ============

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  CONTRACTS IN PROGRESS-continued

    Net underbillings are included in the accompanying balance sheets as follows:

                                                        April 27,    August 3,
                                                           2001        2001
                                                           ----        ----
    Costs and estimated earnings in excess of billings
      On uncompleted projects                          $ 9,767,618  $ 9,407,346
    Billings in excess of costs and estimated earnings
      On uncompleted projects                           (1,646,954)  (2,076,499)
                                                       -----------  -----------
    Net underbillings                                  $ 8,120,664  $ 7,330,847
                                                       ===========  ===========

3.  FINANCING ARRANGEMENTS

    The maximum revolving advance amount was changed during the quarter ended August 3, 2001 to $12,500,000. The amount available to borrow is calculated based on the aging of certain assets. As of August 3, 2001 the Company has borrowings outstanding of $7,437,795.

    Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At August 3, 2001, the Company was in compliance with these financial covenants.

    Due to lower than anticipated cash flow for the quarter ended August 3, 2001, the Company is negotiating its obligations under certain note agreements with former acquired company shareholders (the subordinated notes payable). The Company is in discussion with these note holders to modify the repayment terms to later dates. The Company has obtained approval from IBJ (as required by The Revolving Credit, Term Loan and Capital Expenditure Loan Agreement) to negotiate the anticipated modification of the repayment dates of the subordinated notes payable. The Company anticipates a favorable outcome from the above negotiations by the end of the second quarter of fiscal year ended May 3, 2002.

4.  STOCKHOLDERS' EQUITY
    In June 2001 7,480 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

     HLM Design's condensed unconsolidated balance sheet and statement of income as of and for the three month period ended August 3, 2001 are as follows:

     Balance Sheet

     Current assets                                    $18,398,457
     Non-current assets                                 13,527,687
                                                       -----------
     Total assets                                      $31,926,144
                                                       ===========
     Current liabilities                                12,351,243
     Non-current liabilities                             8,530,391
                                                       -----------
     Total liabilities                                  20,881,634
     Total stockholders' equity                         11,044,510
                                                       -----------
     Total liabilities and stockholders' equity        $31,926,144
                                                       ===========

     Statement of Income
     Equity in earnings of affiliates                  $   404,366
     Net interest, income tax and other expense            354,772
                                                       -----------
     Net income                                        $    49,594
                                                       ===========



6.   SEGMENT INFORMATION

     The Company's operations are divided into operating segments based on geography. The Company has aggregated the operations of the Managed Firms located in the United States and the United Kingdom.

                       July 28, 2000                August 3, 2001
                       -------------                --------------
                   Revenue        Assets         Revenue        Assets
United States      $15,191,362    $36,548,208    $14,868,290    $36,407,170
United Kingdom         679,314      2,195,503        759,509      2,507,911
                   -----------    -----------    -----------    -----------
                   $15,870,676    $38,743,711    $15,627,799    $38,915,081
                   ===========    ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

                                            Three Months       Three Months
                                                Ended             Ended
                                               July 28,          August 3,
                                                 2000              2001
                                                 ----              ----

Revenues                                      $15,870,676       $15,627,799
Consultant and project expenses                 5,318,376         5,499,086
                                              -----------       -----------
Net production income                          10,552,300        10,128,713
                                              -----------       -----------
Direct labor                                    3,277,698         3,504,047
Operating costs                                 6,160,111         6,201,632
Amortization of intangible assets                 162,050            14,583
                                              -----------       -----------
Total costs and expenses                        9,599,859         9,720,262
                                              -----------       -----------
Operating income                                  952,441           408,451
Interest expense, net                             448,927           338,387
                                              -----------       -----------
Income before income taxes and minority
 interest                                         503,514            70,064

Income tax expense                                266,377            37,300
                                              -----------       -----------
Income before minority interest                   237,137            32,764
Minority interest in loss                               -           (16,830)
                                              -----------       -----------
Net income                                    $   237,137       $    49,594
                                              ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

RESULTS OF OPERATIONS

For the three months ended August 3, 2001 and July 28, 2000

     Revenues were $15.6 million for the three-month period ended August 3, 2001as compared to $15.9 million for the three-month period ended July 28, 2000. This decrease of 2% is due to a decline in the volume of architecture, planning and engineering services principally attributable to certain clients delaying project start dates which will delay related revenue recognition to future periods. Management believes that this trend may continue through the remainder of fiscal year ended 2002.

     Direct costs, which include consultant costs and reimbursable project expenses, total $5.5 million, or 35% of revenues, for the three-month period ended August 3, 2001 as compared to $5.3 million, or 34% of revenues, for the three-month period ended July 28, 2000. This increase is due to an increased use of consultants to meet project requirements.

     Direct labor cost was $3.5 million, or 35% of net production income, for the three-month period ended August 3, 2001 as compared to $3.3 million, or 31% of net production income, for the three-month period ended July 28, 2000. This increase as a percentage of net production income is due to a continued reduction in certain higher margin projects and, to a lesser extent, an increase in salary and salary related costs which has not been passed through to the Managed Firm's clients in all cases. The Company's Chief Operating Officer is working directly with the project managers of the Managed Firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income. Management believes within the fiscal year ending 2002, the financial statements will be positively impacted by this focus on operations.

     Operating costs were $6.2 million, or 61% of net production income, for the three-month period ended August 3, 2001 as compared to $6.2 million, or 58% of net production income, for the three-month period ended July 28, 2000. This increase as a percentage of net production income is principally due to an increase in indirect labor and related fringe benefits, professional liability insurance, and rent and occupancy expenses. This increase as a percentage of net production income is partially offset by a decrease in office expenses, travel expenses, and education and seminars.

     Amortization of intangible assets was $14,583 for the three-months ended August 3, 2001 as compared to $162,050 for the three-months ended July 28, 2000. This decrease is due to the Company's adoption of SFAS 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. As a result, amortization of goodwill, including goodwill recorded in prior business combinations, has ceased for the beginning of the fiscal year April 28, 2001. At July 28, 2000, net income would be $392,937 if the statement had been adopted at the beginning of the period. . The Company has not completed its evaluation of the effect of the impairment, however, management does not believe that a material adjustment will be necessary.

     Interest expense was $0.3 million for the three-month period ended August 3, 2001 as compared to $0.4 million for the three-month period ended July 28, 2000. This decrease is principally due to: (i) a decrease in the Company's effective interest rate in the current year and (ii) a decrease in the borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation ("IBJ").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Income tax expense was $37,300 for the three-month period ended August 3, 2001 as compared to $0.3 million for the three-month period ended July 28, 2000. The effective income tax rate was 53% for both the three month periods ended August 3, 2001 and July 28, 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has met working capital and capital expenditure needs through cash from operations and bank financing. At August 3, 2001, the Company's current assets of $23.2 million exceeded current liabilities of $17.9 million, resulting in net working capital of $5.3 million. During the three-month period ended August 3, 2001, the Company's operating activities provided $0.4 million cash from operations before working capital changes which provided and additional $0.3 million. The Company used $0.2 million primarily for acquisition activities , and to a lesser extent, capital expenditures. The Company used cash of $0.5 million from financing activities primarily on borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation ("IBJ") which was partially offset by an increase in borrowings under the term loan agreement with IBJ.

     The Company's growth and operating strategy will require substantial capital and may result in the Company from time to time incurring additional debt, issuing equity securities or obtaining additional bank financing. As a management company, HLM Design is responsible for the financing of working capital growth, capital growth and other cash needs of its managed firms.

     During fiscal year end April 27, 2001, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20 million. Effective June 2001, the Company entered into an amendment to a) reduce the maximum revolving advance amount; b) cancel the capital expenditure loan commitment and c) increase the unpaid principal of the term loan to repay amounts under the revolving credit facility, which was based on an evaluation of the Company's revolving advance, term loan and capital expenditure loan needs. The amendment is summarized as follows:

     a. Revolving credit--The maximum revolving advance amount is $12,500,000. At August 3, 2001, the Company had borrowings outstanding of $7.4 million. The amount available to borrow is calculated based on the aging of certain assets and generally, the Company borrows the maximum amount available under the terms of this agreement.
     b. Term loan--The unpaid principal balance was increased to $1.6 million. At August 3, 2001, the Company had borrowings outstanding of $1.4 million.
     c. Capital expenditure loan--The Capital Expenditure Loan commitment has been cancelled.

     Substantially all assets are pledged under this financing arrangement.
This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At August 3, 2001, the Company was in compliance with these financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Due to lower than anticipated cash flow for the quarter ended August 3, 2001, the Company is negotiating its obligations under certain note agreements with former acquired company shareholders (the subordinated notes payable). The Company is in discussion with these note holders to modify the repayment terms to later dates. The Company has obtained approval from IBJ (as required by The Revolving Credit, Term Loan and Capital Expenditure Loan Agreement) to negotiate the anticipated modification of the repayment dates of the subordinated notes payable. The Company anticipates a favorable outcome from the above negotiations by the end of the second quarter of fiscal year ended May 3, 2002.

     The Company believes that its revolving line of credit, anticipated funds from future operations coupled with the anticipated modification of repayment terms on certain notes payable discussed above will be sufficient to meet the Company's operating needs for the next twelve months. However, in order to continue its expansion program through acquisitions, the Company will require
additional capital.   If the Company is unable to obtain additional capital, its growth strategy will be adversely affected.

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

     A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit arrangement and term loan agreement would have decreased pre-tax income for the quarter ended August 3, 2001 by approximately $20,000.

     The Company has no other material exposure to market risk sensitive instruments.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  The exhibits filed as part of this Form 10-Q are:


Exhibit No.     Description
----------      -----------

10.1* First Amendment to Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty and Security Agreement dated as of June 29, 2001 between HLM Design, Inc. and IBJ Whitehall Business Credit Corporation (incorporated by reference to
                Exhibit 10.29.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2001).

*Incorporated by reference to documents previously filed as exhibits to other filings with the Commission.


(b)  Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HLM DESIGN, INC.
                                   (Registrant)


Date: September 17,  2001         By: /s/  Joseph M. Harris
      -------------------             ---------------------
                                      Joseph M. Harris
                                      President, Chairman and Director


Date: September 17, 2001          By: /s/ James B. Huff
      ------------------              ---------------------
                                      James B. Huff
                                      Vice President and Chief Financial Officer