Form 10-Q
period 2001-11-02
HLM DESIGN INC
filed 2001-12-17
CIK 1049129

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 2, 2001

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes   X     No
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                             Outstanding at December 3, 2001
-------------------                             -------------------------------
Common stock, par value $.001 per share                 2,213,193 shares

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
INDEX TO FORM 10-Q

                                                                                      PAGE
                                                                                       NO.
PART I.  FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Condensed Consolidated Balance Sheets - April 27, 2001 and
          November 2, 2001                                                             3

         Condensed Consolidated Statements of Operations - Six Month Periods
          Ended October 27, 2000 and November 2, 2001 and Three Month
          Periods Ended October 27, 2000 and November 2, 2001                          5

         Condensed Consolidated Statement of Stockholders' Equity - Six
          Month Period Ended November 2, 2001                                          6

         Condensed Consolidated Statements of Cash Flows - Six Month
          Periods Ended October 27, 2000 and November 2, 2001                          7

         Notes to Unaudited Condensed Consolidated Financial Statements                8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                                    14

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                    21

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                                     21

ITEM 4.  Submission of Matters to a Vote of Security Holders                           22

ITEM 5.  Other Information                                                             22

ITEM 6.  Exhibits and  Reports on Form 8-K                                             23

SIGNATURES                                                                             24

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 April 27,       November 2,
                                                                   2001            2001
                                                                   ----            ----
                                                                                (Unaudited)
ASSETS:
Current Assets:
Cash                                                        $      243,148     $  1,620,920
Trade and other receivables, less allowance for
   doubtful accounts at April 27, 2001 and November 2, 2001
   of $726,473 and $579,804, respectively                       11,977,393       11,855,984
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                     9,767,618        8,438,589
Prepaid expenses and other                                       1,423,399        1,026,400
                                                            --------------------------------
          Total Current Assets                                  23,411,558       22,941,893
                                                            --------------------------------

Other Assets:
Goodwill, net                                                   12,166,149       12,264,435
Non-compete agreement                                              60,417          331,250
Other                                                            1,019,785        1,151,428
                                                            --------------------------------
          Total Other Assets                                    13,246,351       13,747,113
                                                            --------------------------------

Property and Equipment:
  Leasehold improvements                                         1,925,075        2,031,775
  Furniture and fixtures                                         4,523,544        4,841,811
                                                            --------------------------------
Property and equipment, at cost                                  6,448,619        6,873,586
Less Accumulated depreciation                                    4,362,817        5,044,313
                                                            --------------------------------
          Property and equipment, net                            2,085,802        1,829,273
                                                            --------------------------------
TOTAL ASSETS                                                $   38,743,711     $ 38,518,279
                                                            ================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      April 27,        November 2,
                                                                                        2001              2001
                                                                                        ----              ----
                                                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                                     $  1,848,248     $  3,099,250
Accounts payable                                                                       8,864,277        8,922,556
Billings in excess of costs and estimated earnings
  on uncompleted projects                                                              1,646,954        2,206,984
Accrued expenses and other                                                             4,883,141        5,057,619
                                                                                   -------------------------------
          Total Current Liabilities                                                   17,242,620       19,286,409
                                                                                   -------------------------------
Long-term debt and other                                                              10,730,764        8,692,792
                                                                                   -------------------------------
TOTAL LIABILITIES                                                                     27,973,384       27,979,201
                                                                                   -------------------------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Capital Stock:
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
  Common, $.001 par value, voting, authorized 9,000,000 shares; issued 2,426,330 and 2,530,414 at April 27, 2001 and November 2, 2001, respectively (includes
    227,221 and 317,221 to be issued on a delayed delivery schedule at April 27,
    2001 and November 2, 2001, respectively)                                               2,427            2,531
Additional paid in capital                                                             7,744,023        7,980,888
Retained earnings                                                                      3,066,074        2,574,348
Accumulated other comprehensive loss                                                     (42,197)         (18,689)
                                                                                   -------------------------------
Total stockholders' equity                                                            10,770,327       10,539,078
                                                                                   -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 38,743,711     $ 38,518,279
                                                                                   ===============================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                             Six            Six            Three          Three
                                                                            Months         Months          Months         Months
                                                                             Ended          Ended           Ended         Ended
                                                                          October 27,    November 2,     October 27,    November 2,
                                                                             2000           2001            2000           2001
                                                                             ----           ----            ----           ----
REVENUES:
 Fee Income                                                             $ 29,976,567    $ 28,042,919    $ 15,196,744   $ 13,685,307
 Reimbursable Income                                                       1,963,189       1,829,867         872,336        559,680
                                                                        ----------------------------    ---------------------------
     Total Revenues                                                       31,939,756      29,872,786      16,069,080     14,244,987
                                                                        ----------------------------    ---------------------------
CONSULTANT EXPENSE                                                         9,173,995       9,751,352       4,658,377      5,158,579
                                                                        ----------------------------    ---------------------------
PROJECT EXPENSES:
 Direct Expenses                                                             539,091         479,188         296,224        222,545
 Reimbursable expenses                                                     1,171,004       1,295,789         611,113        646,119
                                                                        ----------------------------    ---------------------------
     Total project expenses                                                1,710,095       1,774,977         907,337        868,664
                                                                        ----------------------------    ---------------------------
NET PRODUCTION INCOME                                                     21,055,666      18,346,457      10,503,366      8,217,744
DIRECT LABOR                                                               6,717,173       6,539,676       3,439,475      3,035,629
INDIRECT EXPENSES                                                         12,339,773      12,000,714       6,017,612      5,784,499
                                                                        ----------------------------    ---------------------------
OPERATING INCOME (LOSS)                                                    1,998,720        (193,933)      1,046,279       (602,384)
INTEREST EXPENSE                                                             920,295         671,795         471,368        333,408
                                                                        ----------------------------    ---------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                    1,078,425        (865,728)        574,911       (935,792)
INCOME TAX EXPENSE (BENEFIT)                                                 571,543        (358,068)        305,166       (395,368)
                                                                        ----------------------------    ---------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                                       506,882        (507,660)        269,745       (540,424)
MINORITY INTEREST IN INCOME (LOSS)                                                           (15,934)                           896
                                                                        ----------------------------    ---------------------------
NET INCOME (LOSS)                                                       $    506,882    $   (491,726)   $    269,745   $   (541,320)
                                                                        ============================    ===========================

NET INCOME (LOSS) PER SHARE
 Basic                                                                  $       0.21    $      (0.20)   $       0.11   $      (0.21)
                                                                        ============================    ===========================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
 Basic                                                                     2,412,870       2,521,517       2,414,519      2,526,205
                                                                        ============================    ===========================

NET INCOME (LOSS) PER SHARE
 Diluted                                                                $       0.21    $      (0.20)   $       0.11   $      (0.21)
                                                                        ============================    ===========================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
 Diluted                                                                   2,416,121       2,521,517       2,414,556      2,526,205
                                                                        ============================    ===========================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                                            Accumulated
                                                               Additional                      Other             Total
                                          Common Stock          Paid-In        Retained     Comprehensive     Stockholders'
                                          ------------
                                     Shares         Amount      Capital        Earnings     Income (Loss)       Equity
                                     ------         ------      -------        --------     -------------       ------
Balance, April 27, 2001             2,426,330     $  2,427   $ 7,744,023    $  3,066,074     $     (42,197)  $   10,770,327

Foreign Currency Translation
  Adjustment, net of tax                                                                            23,508           23,508

Net Loss                                                                        (491,726)                          (491,726)

                                                                                                             ---------------
Total Comprehensive Loss                                                                                           (468,218)
                                                                                                             ---------------

Issuance of Common Stock
  for Purchase of Business             90,000           90       211,440                                            211,530

Issuance of Common Stock               14,084           14        25,425                                             25,439

                                 -------------------------------------------------------------------------------------------
Balance,  November 2, 2001          2,530,414     $  2,531   $ 7,980,888    $  2,574,348     $     (18,689)  $   10,539,078
                                 ===========================================================================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                               Six            Six
                                                                                                       Months           Months
                                                                                                        Ended            Ended
                                                                                                     October 27,       November 2,
                                                                                                        2000             2001
                                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  (loss)                                                                                $       506,882   $     (491,726)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                                             480,598          483,124
  Amortization of intangible assets                                                                        330,302           29,168
  Amortization of deferred loan fees                                                                       100,906           99,870
  Changes in assets and liabilities, net of effects from purchase of acquired companies:
  Decrease (increase) in trade and other accounts receivable                                               562,426          (86,802)
  Net (increase) decrease in costs and estimated earnings in excess of billings
   on uncompleted projects                                                                              (2,157,740)       1,889,059
  (Increase) decrease in prepaid expenses and other assets                                                  (4,810)         487,720
  Increase (decrease) in accounts payable                                                                1,426,845          (51,697)
  Decrease in accrued expenses and other                                                                  (202,379)         (88,457)
                                                                                                   --------------------------------
    Net cash provided by operating activities                                                            1,043,030        2,270,259
                                                                                                   --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                                      (376,977)        (226,595)
 Payment for acquisition activities and purchase of business, net of cash acquired                      (2,135,394)        (141,576)
                                                                                                   --------------------------------
    Net cash used in investing activities                                                               (2,512,371)        (368,171)
                                                                                                   --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on revolving credit facility                                                             1,735,918         (531,385)
 Borrowings on long-term debt                                                                                    -          457,593
 Payment on long-term borrowings                                                                          (486,189)        (475,963)
 Proceeds from issuance of common stock under the Employee Stock Purchase Plan                              18,835           25,439
                                                                                                   --------------------------------
    Net cash provided by (used in) financing activities                                                  1,268,564         (524,316)
                                                                                                   --------------------------------
 (DECREASE) INCREASE IN CASH                                                                              (200,777)       1,377,772
CASH BALANCE:
 Beginning of period                                                                                       285,616          243,148
                                                                                                   --------------------------------
 End of period                                                                                     $        84,839   $    1,620,920
                                                                                                   ================================
SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                                                     $     1,005,146   $      475,391
 Income tax payments (refunds)                                                                     $       163,920   $     (732,788)
 Noncash investing and financing transactions:
 Acquisition of acquired businesses, net of imputed interest:

    Notes payable issued to former acquired company shareholder                                    $     1,871,496   $            -
    Fair value of assets acquired and liabilities assumed, net                                     $       281,126   $      243,669
    Common stock to be issued on delayed delivery schedule                                         $       256,250   $      211,530
 Payment of note payable with trade accounts receivable                                            $             -   $      237,213

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business-HLM Design, Inc. ("HLM Design") and Subsidiaries and Affiliates ("the Company") is a professional consultancy that provides management services to architectural, engineering and planning design entities ("Managed Firms") under long-term management and services agreements ("MSAs"). As of November 2, 2001, the Company had wholly-owned affiliates and subsidiaries as follows:

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

     Financial Statement Presentation - The accompanying unaudited financial information for the three and six month periods ended October 27, 2000 and November 2, 2001 has been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 27, 2001.

     New Accounting Standards -In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As of April 28, 2001, the Company adopted SFAS No. 133. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

     In June 2001, the FASB issued SFAS 141, "Business Combinations", which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of our previously reported amounts included in goodwill or other intangible assets.

     Effective April 28, 2001, the Company early adopted SFAS 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they related to the reporting unit. The Company has completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and have determined that no impairment exists at the effective date of the implementation of the new standard. Fair value of each reporting unit was measured using a valuation by an independent third party as of April 28, 2001 which was based on the market multiple, comparable transactions and discounted cash flow methodologies.

     The valuation indicated an aggregate fair value of the reporting units significantly in excess of the Company's market capitalization as of April 28, 2001. The Company believes the market capitalization is not representative of the fair value of the Company because the common stock is not actively traded.

     On an ongoing basis the Company will obtain an independent valuation and perform our annual goodwill test. Impairment indicators which may be considered include, but are not limited to, the following:

         [X] A significant adverse change on legal factors or in the business climate
         [X] Unanticipated competition
         [X] A significant decline in the operating performance
         [X] Adverse action or assessment by a regulator.

     The Company's operations have improved significantly for the months of October and November 2001. At least quarterly, management will evaluate to determine if an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company will, if appropriate, perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

     The following financial information is presented as if SFAS No. 142 was adopted at the beginning of the fiscal year ended
     April 27, 2001:

                                                        Six Months         Three Months
                                                        October 27,         October 27,
                                                           2000                2000
                                                           ----                ----
     Reported net income (loss)                         $   506,882         $   237,135
     Goodwill amortization                                  317,802             155,800
                                                        -----------         -----------
     Adjusted net income (loss)                         $   824,684         $   392,937
                                                        ===========         ===========
     Goodwill                                           $12,440,851         $12,365,547
                                                        ===========         ===========


     Basic income (loss) per share:
     Reported net income (loss)                         $      0.21         $      0.10
     Goodwill amortization                                     0.13                0.06
                                                        -----------         -----------
     Adjusted net income (loss)                         $      0.34         $      0.16
                                                        ===========         ===========

     Reported diluted income (loss) per share:
     Reported net income (loss)                         $      0.21         $      0.10
     Goodwill amortization                                     0.13                0.06
                                                        -----------         -----------
     Adjusted net income (loss)                         $      0.34         $      0.16
                                                        ===========         ===========

     The financial information for acquired intangible assets included in other non-current assets is as follows:

                                                                 April 27,       November 2,
                                                                   2001             2001
                                                                   ----             ----
     Amortized intangible assets-non compete agreements:

        Original Cost                                            $100,000        $ 400,000
        Accumulated Amortization                                 $ 39,583        $  68,750

     The non-compete intangible assets are amortized over their contractual life ranging from four to nine years. Amortization expense for the three and six months ended November 2, 2001 was $14,585 and $29,168, respectively, and annual estimated amortization for the non-compete agreements are as follows:

     Estimated Amortization Expense
     ------------------------------
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

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

   The changes in carrying amount of goodwill for the six months ended November 2, 2001 are as follows:


                                                    Total
                                                    -----
   Balance, April 27, 2001                         $12,166,149

   Goodwill acquired during the period                  98,286
                                                   -----------
   Balance, November 2, 2001                       $12,264,435
                                                   ===========

   Newly Issued Accounting Standards-In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provision. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company for fiscal year 2003.

2. CONTRACTS IN PROGRESS
   Information relative to contracts in progress is as follows:

                                                     April 27,     November 2,
                                                       2001           2001
                                                       ----           ----
   Costs incurred on uncompleted projects
    (excluding overhead)                         $ 90,872,392     $ 131,876,973
   Estimated earnings thereon                      77,505,622       103,307,413
                                                 ------------     -------------
   Total                                          168,378,014       235,184,386
   Less billings to date                          160,257,350       228,952,781
                                                 ------------     -------------
   Net underbillings                             $  8,120,664     $   6,231,605
                                                 ============     =============


   Net underbillings are included in the accompanying balance sheets as follows:

                                                      April 27,    November 2,
                                                        2001          2001
                                                        ----          ----
   Costs and estimated earnings in excess of
    billings on uncompleted projects                $ 9,767,618     $ 8,438,589
   Billings in excess of costs and estimated
    earnings on uncompleted projects                 (1,646,954)     (2,206,984)
                                                    -----------     -----------
   Net underbillings                                $ 8,120,664     $ 6,231,605
                                                    ===========     ===========

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. FINANCING ARRANGEMENTS


   Effective December 18, 2001, the Company entered into an amendment to its revolving credit, term loan and capital expenditure loan with IBJ Whitehall Business Credit Corporation ("IBJ"). The amendment is summarized as follows:

   a.  Revolving credit-The maximum revolving advance amount is $10,500,000.
   b. Revolving credit-Waiver of the leverage and senior leverage financial covenants as of quarter ended November 2, 2001.
   c.  Revolving credit-Modification of certain future financial covenants.

   The amount available to borrow is calculated based on the aging of certain assets. As of November 2, 2001 the Company had borrowings outstanding under the revolver of $7,659,646.

   Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, minimum earnings before interest, taxes, depreciation and amortization, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments.
   All covenants are determined quarterly and the leverage and senior leverage covenants are based on a trailing four quarters ending on each determination date.

   Due to lower than anticipated cash flow during the first and second quarter of fiscal year ended May 3, 2002, the Company extended its current year payment obligations under certain note agreements with former acquired company shareholders (the subordinated notes payable) as follows:

   Notes payable to former JPJ Architect, Inc. shareholders: The current year installment due October 2001 of $348,000 plus interest has been modified to agreed upon payments of $31,628 plus interest, $40,953 plus interest, $63,274 plus interest, $94,911 plus interest, $94,911 plus interest and $22,323 plus interest for the quarter ended November 2, 2001, February 1, 2002, May 3, 2002, August 2, 2002, November 1, 2002, and January 4, 2003, respectively. In addition, 72,001 shares scheduled to be delivered October 2001 were delayed until January 2002.

   Notes payable to former ESS Architects, Inc. shareholders: The current year installment due September 2001 of $125,000 plus interest has been modified to agreed upon payments of $31,285 plus interest and $93,715 plus interest for the quarter ended November 2, 2001 and May 3, 2002, respectively.

   Notes payable to former BL&P shareholder: The current year installment due October 2001 of $612,000 plus interest has been modified to agreed upon payments of $61,200 plus interest, $122,400 plus interest, $183,600 plus interest, $183,600 plus interest, and $61,200 plus interest for the quarter ended February 1, 2002, May 3, 2002, August 2, 2002, November 1, 2002, and January 4, 2003, respectively. In addition, in October 2001, the Company negotiated approximately $237,000 reduction in this note payable in exchange for a like amount of the Company's trade accounts receivable.

   The Company has obtained approval from IBJ Whitehall Business Credit Corporation(as required by The Revolving Credit, Term Loan and Capital Expenditure Loan Agreement) for the modification of the repayment dates of the subordinated notes payable discussed above.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. STOCKHOLDERS' EQUITY In June 2001 7,480 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan. In September 2001 6,604 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.


5. HLM DESIGN, INC. FINANCIAL INFORMATION (UNAUDITED)

   HLM Design's parent company condensed unconsolidated balance sheet and statement of income as of and for the six month period ended November 2, 2001 are as follows:

   Balance Sheet
   Current assets                                             $ 17,149,885
   Non-current assets                                           13,429,971
                                                              ------------
   Total assets                                               $ 30,579,856
                                                              ============

   Current liabilities                                          12,008,571
   Non-current liabilities                                       8,032,207
                                                              ------------
   Total liabilities                                            20,040,778
   Total stockholders' equity                                   10,539,078
                                                              ------------
   Total liabilities and stockholders' equity                 $ 30,579,856
                                                              ============

   Statement of Income
   Equity in earnings (loss) of affiliates                    $   (191,994)
   Net interest, income tax and other expense                      299,732
                                                              ------------
   Net income                                                 $   (491,726)
                                                              ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

                                                                Three           Three            Six              Six
                                                               Months           Months          Months           Months
                                                               Ended            Ended            Ended           Ended
                                                             October 27,      November 2,      October 27,    November 2,
                                                                2000             2001            2000            2001
                                                                ----             ----            ----            ----
Revenues                                                   $ 16,069,080     $ 14,244,987     $ 31,939,756     $ 29,872,786
Consultant and project expenses                               5,565,714        6,027,243       10,884,090       11,526,329
                                                           ------------     ------------     ------------     ------------
Net production income                                        10,503,366        8,217,744       21,055,666       18,346,457
                                                           ------------     ------------     ------------     ------------
Direct labor                                                  3,439,475        3,035,629        6,717,173        6,539,676
Operating costs                                               5,849,361        5,769,914       12,009,471       11,971,546
Amortization of intangible assets                               168,251           14,585          330,302           29,168
                                                           ------------     ------------     ------------     ------------
Total costs and expenses                                      9,457,087        8,820,128       19,056,946       18,540,390
                                                           ------------     ------------     ------------     ------------
Operating income (loss)                                       1,046,279         (602,384)       1,998,720         (193,933)
Interest expense, net                                           471,368          333,408          920,295          671,795
                                                           ------------     ------------     ------------     ------------

Income (loss) before income taxes and
minority interest                                               574,911         (935,792)       1,078,425         (865,728)
Income tax expense (benefit)                                    305,166         (395,368)         571,543         (358,068)
                                                           ------------     ------------     ------------     ------------


Income (loss) before minority interest                          269,745         (540,424)         506,882         (507,660)

Minority interest in income (loss)                                   --              896               --          (15,934)
                                                           ------------     ------------     ------------     ------------
Net income (loss)                                          $    269,745     $   (541,320)    $    506,882     $   (491,726)
                                                           ============     ============     ============     ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

RESULTS OF OPERATIONS

For the three months ended November 2, 2001 and October 27, 2000

    Revenues were $14.2 million for the three-month period ended November 2, 2001 as compared to $16.1 million for the three-month period ended October 27, 2000. This decrease of 11% is due to the (a) impact of the September 11, 2001 terrorist act as the Company's work was virtually stopped for ten days which resulted in a revenue loss through inefficiency and loss of productivity of more than $750,000, (b) economic downturn in the United States economy resulting in certain clients delaying project start dates which has delayed related revenue recognition, and (c) lack of new projects of certain clients in markets affected by the nation's economic downturn, principally in the commercial segment. The firm returned to profitability in October. Management believes that clients may continue to delay project start dates through the remainder of fiscal year ended 2002.

    Direct costs, which include consultant costs and reimbursable project expenses, total $6.0 million, or 42% of revenues, for the three month period ended November 2, 2001 as compared to $5.6 million, or 35% of revenues, for the three month period ended October 27, 2000. This increase is due to an increased use of consultants to meet certain project requirements.

    Direct labor cost was $3.0 million, or 37% of net production income, for the three month period ended November 2, 2001 as compared to $3.4 million, or 33% of net production income, for the three-month period ended October 27, 2000. This continued increase as a percentage of net production income is due to the: (a) over-utilization of personnel on projects, (b) tightening of project profit margins (c) certain clients delaying project start dates, (d) lack of new projects of certain clients and the time required to adjust to these changes, and (e) increase in salary and salary related costs which has not been passed through to the clients in all cases. During the second quarter ended November 2, 2001, the management reduced salary costs in an effort to offset the economic downturn. The Company's Chief Operating Officer is continuing to work directly with the project managers of the Managed Firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income. As a result, the Company achieved profitable operations for the month of October 2001. Management believes for the last six months of fiscal year ending 2002, the financial statements will be positively impacted by this focus on operations as well as the labor savings which occurred during the second quarter ended November 2, 2001.

    Operating costs were $5.8 million, or 70% of net production income, for the three-month period ended November 2, 2001 as compared to $5.8 million, or 56% of net production income, for the three-month period ended October 27, 2000. This increase as a percentage of net production income is principally due to an increase in indirect labor due in part to the effects of September 11, 2001 and related fringe benefits, professional liability insurance, equipment rentals, and rent and occupancy expenses. This increase as a percentage of net production income is partially offset by a decrease in travel expenses. Management plans to increase efforts to control operating costs over the last six months of fiscal year ending 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Amortization of intangible assets was $14,585 for the three months ended November 2, 2001 as compared to $168,251 for the three months ended October 27, 2000. This decrease is due to the Company's adoption of SFAS 142, Goodwill and Other Intangible Assets. In June 2001, the FASB issued SFAS 141, "Business Combinations", which requires all business combinations initiated after June 20, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of our previously reported amounts included in goodwill or other intangible assets.


     Effective April 28, 2001, the Company early adopted SFAS 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they related to the reporting unit. The Company has completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and have determined that no impairment exists at the effective date of the implementation of the new standard. Fair value was measured using a valuation by an independent third party as of April 28, 2001 which was based on the market multiple, comparable transactions and discounted cash flow methodologies.


     This valuation indicated an aggregate fair value of the reporting units slightly higher than recorded book value as of April 28, 2001. The Company believes the market capitalization is not representative of the fair value of the Company because the common stock of the Company is not actively traded.


     On an ongoing basis the Company will obtain an independent valuation and perform our annual goodwill test. Impairment indicators which may be considered include, but are not limited to, the following:

        . A significant adverse change on legal factors or in the business climate
        . Unanticipated competition
        . A significant decline in the operating performance
        . Adverse action or assessment by a regulator.


     The Company's operations have improved significantly for the months of October and November 2001. At least quarterly, management will evaluate to determine if an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company will, if appropriate, perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

        The following financial information is presented as if the statement was adopted at the beginning of the fiscal year ended April 27, 2001:


                                                                     Six Months          Three Months
                                                                     October 27,         October 27,
                                                                        2000                2000
                                                                        ----                ----
        Reported net income (loss)                                   $    506,882        $    237,135
        Goodwill amortization                                             317,802             155,800
                                                                     ------------        ------------
        Adjusted net income (loss)                                   $    824,684        $    392,937
                                                                     ============        ============
        Goodwill                                                     $ 12,440,851        $ 12,365,547
                                                                     ============        ============

        Basic income (loss) per share:
        Reported net income (loss)                                   $       0.21        $       0.10
        Goodwill amortization                                                0.13                0.06
                                                                     ------------        ------------
        Adjusted net income (loss)                                   $       0.34        $       0.16
                                                                     ============        ============

        Reported diluted income (loss) per share:
        Reported net income (loss)                                   $       0.21        $       0.10
        Goodwill amortization                                                0.13                0.06
                                                                     ------------        ------------
        Adjusted net income (loss)                                   $       0.34        $       0.16
                                                                     ============        =============

        The financial information for acquired intangible assets is as follows:

                                                                       April 27,          November 2,
                                                                         2001                2001
                                                                         ----                ----
        Amortized intangible assets-non compete agreements:
          Original Cost                                              $    100,000        $    400,000
          Accumulated Amortization                                   $     39,583        $     68,750

        The non-compete intangible assets are amortized over their contractual life ranging from four to nine years. Amortization expense for the three and the six months ended November 2, 2001 was 14,585 and $29,168, respectively, and annual estimated amortization for the non-compete agreements are as follows:

        Estimated Amortization Expense
        ------------------------------
        Fiscal 2002                              $58,336
        Fiscal 2003                              $58,336
        Fiscal 2004                              $43,753
        Fiscal 2005                              $33,336
        Fiscal 2006                              $33,336

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

        The changes in carrying amount of goodwill for the six months ended November 2, 2001 are as follows:


                                                   Total
                                                   -----
        Balance, April 27, 2001                  $12,166,149

        Goodwill acquired during the period           98,286
                                                 -----------
        Balance, November 2, 2001                $12,264,435
                                                 ===========

        Interest expense was $0.3 million for the three-month period ended November 2, 2001 as compared to $0.5 million for the three-month period ended October 27, 2000. This decrease is principally due to: (a) a decrease in the Company's effective interest rate in the current year and (b) a decrease in the borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation ("IBJ").

        Income tax expense (benefit) was ($0.4) million benefit for the three-month period ended November 2, 2001 as compared to $0.3 million expense for the three-month period ended October 27, 2000. The effective income tax rate was 42% and 53% for the three-month periods ended November 2, 2001 and October 27, 2000, respectively. This effective rate is lower principally due to the decrease in non-deductible goodwill amortization resulting from the adoption of SFAS No. 142 for the fiscal year beginning April 28, 2001.

For the six months ended November 2, 2001 and October 27, 2000

        Revenues were $29.9 million for the six-month period ended November 2, 2001 as compared to $31.9 million for the six-month period ended October 27, 2000. This decrease of 6% is due to the: (a) economic downturn in the United States economy resulting in certain clients delaying project start dates which has delayed related revenue recognition, (b) impact of the September 11, 2001 terrorist act as the Company's work was virtually stopped for ten days which resulted in a revenue loss through inefficiency and loss of productivity of more than $750,000, and (c) lack of new projects of certain clients in markets affected by the nation's economic downturn, principally in the commercial segment. The firm returned to profitability in October. Management believes that clients may continue to delay project start dates through the remainder of fiscal year ended 2002.

        Direct costs, which include consultant costs and reimbursable project expenses, total $11.5 million, or 39% of revenues, for the six-month period ended November 2, 2001 as compared to $10.9 million, or 34% of revenues, for the six-month period ended October 27, 2000. This increase is due to an increased use of consultants to meet certain project requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Direct labor cost was $6.5 million, or 36% of net production income, for the six-month period ended November 2, 2001 as compared to $6.7 million, or 32% of net production income, for the six-month period ended October 27, 2000. This increase as a percentage of net production income is due to the: (a) over-utilization of personnel on projects, (b) tightening of project profit margins, (c) certain clients delaying project start dates, (d) lack of new projects of certain clients and the time required to adjust to these changes, and (e) increase in salary and salary related costs which has not been passed through to the clients in all cases. During the second quarter ended November 2, 2001, the management reduced salary cost in an effort to offset the economic downturn. The Company's Chief Operating Officer is continuing to work directly with the project managers of the Managed Firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income. As a result, the Company achieved profitable operations for the month of October 2001. Management believes for the last six months of fiscal year ending 2002, the financial statements will be positively impacted by this focus on operations as well as the labor savings which occurred during the second quarter ended November 2, 2001.

     Operating costs were $12.0 million, or 65% of net production income, for the six-month period ended November 2, 2001 as compared to $12.0 million, or 57% of net production income, for the six-month period ended October 27, 2000. This increase as a percentage of net production income is principally due to an increase in indirect labor due in part to the effects of September 11, 2001 and related fringe benefits, professional liability insurance, and rent and occupancy expenses. This increase as a percentage of net production income is partially offset by a decrease in travel expenses. Management plans to increase efforts to control operating costs over the last six months of fiscal year ending 2002.

     Amortization of intangible assets was $29,168 for the six months ended November 2, 2001 as compared to $330,302 for the six months ended October 27, 2000. This decrease is due to the Company's adoption of SFAS 142, Goodwill and Other Intangible Assets as discussed in the three months ended November 2, 2002 section beginning on page 16 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Interest expense was $0.7 million for the six-month period ended November 2, 2001 as compared to $0.9 million for the six-month period ended October 27, 2000. This decrease is principally due to: (a) a decrease in the Company's effective interest rate in the current year and (b) a decrease in the borrowings under the Company's revolving credit facility with IBJ.

     Income tax expense (benefit) was ($0.4) million benefit for the six-month period ended November 2, 2001 as compared to $0.6 million expense for the six-month period ended October 27, 2000. The effective income tax rate was 41% and 53% for the six-month periods ended November 2, 2001 and October 27, 2000, respectively. This effective rate is lower principally due to the decrease in non-deductible goodwill amortization resulting from the adoption of SFAS No. 142 for the fiscal year beginning April 28, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company has met working capital and capital expenditure needs through cash from operations and bank financing. At November 2, 2001, the Company's current assets of $22.9 million exceeded current liabilities of $19.3 million, resulting in net working capital of $3.7 million. During the six month period ended November 2, 2001, the Company's operating activities provided $2.3 million cash from operations. The Company used $0.4 million primarily for capital expenditures, and to a lesser extent, acquisition activities. The Company used cash of $0.5 million from financing activities primarily on borrowings under the Company's revolving credit facility with IBJ, which was partially offset by an increase in borrowings under the term loan agreement with IBJ.

          The Company's growth and operating strategy will require substantial capital and may result in the Company from time to time incurring additional debt, issuing equity securities or obtaining additional bank financing. As a management company, HLM Design is responsible for the financing of working capital growth, capital growth and other cash needs of its managed firms.

          During fiscal year end April 27, 2001, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20 million. Effective June 2001, the Company entered into an amendment to (a) reduce the maximum revolving advance amount; (b) cancel the capital expenditure loan commitment and (c) increase the unpaid principal of the term loan to repay amounts under the revolving credit facility, which was based on an evaluation of the Company's revolving advance, term loan and capital expenditure loan needs. The amendment is summarized as follows:

          a. Revolving credit--The maximum revolving advance amount is $12,500,000. At November 2, 2001, the Company had borrowings outstanding of $7.7 million. The amount available to borrow is calculated based on the aging of certain assets and generally, the Company borrows the maximum amount available under the terms of this agreement.

          b. Term loan--The unpaid principal balance was increased to $1.6 million. At November 2, 2001, the Company had borrowings outstanding of $1.2 million.

          c. Capital expenditure loan--The Capital Expenditure Loan commitment has been cancelled.

          Effective December 18, 2001, the Company entered into an amendment to its revolving credit, term loan and capital expenditure loan with IBJ Whitehall Business Credit Corporation ("IBJ"). The amendment is summarized as follows:

          a. Revolving credit-The maximum revolving advance amount is $10,500,000.

          b. Revolving credit-Waiver of the leverage and senior leverage financial convenants as of quarter ended November 2, 2001.

          c. Revolving credit-Modification of certain future financial convenants.

          Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, minimum earnings before interest, taxes, depreciation and amortization, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. All covenants are determined quarterly and the leverage and senior leverage covenants are based on a trailing four quarters ending on each determination date.

          Due to lower than anticipated cash flow during the first and second quarter of fiscal year ended May 3, 2002, the Company extended its current year payment obligations under certain note agreements with former acquired company shareholders (the subordinated notes payable) as discussed in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements. The Company has obtained approval from IBJ (as required by The Revolving Credit, Term Loan and Capital Expenditure Loan Agreement) for the modification of the repayment dates of the subordinated notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

          The Company believes that its revolving line of credit, anticipated funds from future operations coupled with the modification of repayment terms on certain notes payable discussed above will be sufficient to meet the Company's operating needs for the next twelve months. However, in order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its growth strategy will be adversely affected.

          This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include the Company's ability to contract with architectural engineering and planning firms, the limited number of management services agreements with such firms, the ability to receive payments from the managed firms, dependence on key personnel, dependence on the managed firms, the risks inherent in the provision of professional services, competition, the uncertainties concerning additional financings by the Company and government regulation, as described in Exhibit 99.1 to this Form 10-Q.

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

          A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit arrangement and term loan agreement would have decreased pre-tax income for the period ended November 2, 2001 by approximately $41,000.

          The Company has no other material exposure to market risk sensitive instruments.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          The Company's Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty and Security Agreement, as amended as of June 29, 2001, provide that the Company may not pay cash dividends on its common stock.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on September 18, 2001 for the purpose of electing two directors, approving an amendment to the 1998 Stock Option Plan, and approving an amendment to the Employee Stock Purchase Plan. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Election of directors for term indicated:


                           Year of Annual
                             Meeting of
                          Stockholders that         Shares Voted       Shares
           Name             Term Expires               "For"         "Withheld"
           ----             ------------               -----         ----------
     James E. Finley            2004                 2,041,558          1,200
     L. Fred Pounds             2004                 2,041,558          1,200

The following directors terms of office continued after the meeting: Joseph M. Harris, Vernon B. Brannon and D. Shannon LeRoy.

Proposal 2:

Amendment of the HLM Design, Inc. 1998 Stock Option Plan was approved with the following vote:

         Shares Voted              Shares Voted                Shares
            "For"                   "Against"               "Abstaining"
            -----                   ---------               ------------
           990,946                    47,312                   5,903

Proposal 3:

Amendment of the HLM Design, Inc. Employee Stock Purchase Plan was approved with the following vote:

         Shares Voted              Shares Voted                Shares
            "For"                   "Against"               "Abstaining"
            -----                   ---------               ------------
           991,183                    48,075                   4,903

Item 5. Other Information

V. Reitzel Snider Named to HLM Design, Inc. Board of Directors:
---------------------------------------------------------------
          On November 6, 2001, V. Reitzel Snider was named to the HLM Design, Inc. Board of Directors. He was elected to fill the vacancy created by the death of James E. Finley. Mr. Snider is President and Chief Financial Officer of First LandMark, U.S.A., Inc. and President and Chief Executive Officer of SYNCO, both of Charlotte, North Carolina. First LandMark or its subsidiary, SYNCO, acquire, develop, hold and manage and selectively sell investment real estate. Mr. Snider has an AB Degree in Economics from Davidson College.

James B. Huff Resigns as Chief Financial Officer:
-------------------------------------------------
          On December 4, 2001, James B. Huff resigned his position as Chief Financial Officer to pursue other interests within the Company. His position will be replaced by Vernon B. Brannon, Chief Operating Officer. Mr. Brannon was formerly the Chief Financial Officer prior to Mr. Huff joining the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Description
-----------     -----------
10.29.2             Second Amendment to Revolving Credit, Term Loan, Capital
                Expenditure Loan, Guaranty and Security Agreement.

99.1                Cautionary Statement under Safe Harbor Provisions of the
                Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K
None.

Items 1 and 3 are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HLM DESIGN, INC.
                                   (Registrant)



Date: December 17,  2001          By: /s/ Joseph M. Harris
      ------------------              --------------------
                                  Joseph M. Harris
                                  President, Chairman and Director



Date: December 17, 2001           By: /s/ Vernon B. Brannon
      -----------------               ---------------------
                                  Vernon B. Brannon
                                  Senior Vice President, Chief Operating Officer
                                  and Chief Financial Officer