Form 10-Q
period 2002-02-01
HLM DESIGN INC
filed 2002-03-18
CIK 1049129

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 1, 2002

                                       OR

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No ____
                                       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                               Outstanding at March 4, 2002
-------------------                               ----------------------------
Common stock, par value $.001 per share                 2,297,586 shares

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
INDEX TO FORM 10-Q

                                                                                                 PAGE
                                                                                                  NO.
PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements
            Condensed Consolidated Balance Sheets - April 27, 2001 and
                 February 1, 2002                                                                   3

            Condensed Consolidated Statements of Operations - Nine Month Periods
               Ended January 26, 2001 and February 1, 2002 and Three Month
               Periods Ended January 26, 2001 and February 1, 2002                                  5

            Condensed Consolidated Statement of Stockholders' Equity - Nine
               Month Period Ended February 1, 2002                                                  6

            Condensed Consolidated Statements of Cash Flows - Nine Month
               Periods Ended January 26, 2001 and February 1, 2002                                  7

            Notes to Unaudited Condensed Consolidated Financial Statements                          8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                                            15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                23

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                                                 24

ITEM 6.  Exhibits and Reports on Form 8-K                                                          24

SIGNATURES                                                                                         25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      April 27,        February 1,
                                                                        2001              2002
                                                                        ----              ----
                                                                                       (Unaudited)
ASSETS:
Current Assets:
Cash                                                                $   243,148       $ 1,565,374
Trade and other receivables, less allowance for
   doubtful accounts at April 27, 2001 and February 1, 2002
   of $726,473 and  $623,331, respectively                           11,977,393        13,360,173
Costs and estimated earnings in excess of billings on
   uncompleted projects, net                                          9,767,618         7,786,571
Prepaid expenses and other                                            1,423,399         1,196,064
                                                                    -----------------------------
          Total Current Assets                                       23,411,558        23,908,182
                                                                    -----------------------------

Other Assets:
Goodwill, net                                                        12,166,149        12,276,868
Non-compete agreements                                                   60,417           316,667
Other                                                                 1,019,785         1,414,004
                                                                    -----------------------------
          Total Other Assets                                         13,246,351        14,007,539
                                                                    -----------------------------

Property and Equipment:
  Leasehold improvements                                              1,925,075         2,057,970
  Furniture and fixtures                                              4,523,544         5,058,949
                                                                    -----------------------------
Property and equipment, at cost                                       6,448,619         7,116,919
Less Accumulated depreciation                                         4,362,817         5,379,256
                                                                    -----------------------------
          Property and equipment, net                                 2,085,802         1,737,663
                                                                    -----------------------------
TOTAL ASSETS                                                        $38,743,711       $39,653,384
                                                                    =============================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         April 27,         February 1,
                                                                           2001                2002
                                                                           ----                ----
                                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                                       $   1,848,248      $   2,903,631
Accounts payable                                                          8,864,277         10,441,644
Billings in excess of costs and estimated earnings
  on uncompleted projects                                                 1,646,954          1,478,793
Accrued expenses and other                                                4,883,141          4,394,978
                                                                      --------------------------------
          Total Current Liabilities                                      17,242,620         19,219,046
                                                                      --------------------------------
Long-term debt and other                                                 10,730,764          9,653,325
                                                                      --------------------------------
TOTAL LIABILITIES                                                        27,973,384         28,872,371
                                                                      --------------------------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Capital Stock:
  Preferred, $.10 par value, voting, authorized 1,000,000
    shares, no shares outstanding
  Common, $.001 par value, voting, authorized 9,000,000
    shares; issued 2,426,330 and 2,533,585 at
    April 27, 2001 and February 1, 2002, respectively (includes
    227,221 and 235,998 to be issued on a delayed
    delivery schedule at April 27, 2001 and
    February 1, 2002, respectively)                                           2,427              2,534
Additional paid in capital                                                7,744,023          7,986,612
Retained earnings                                                         3,066,074          2,837,290
Accumulated other comprehensive loss                                        (42,197)           (45,423)
                                                                      --------------------------------
Total stockholders' equity                                               10,770,327         10,781,013
                                                                      --------------------------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                                           $  38,743,711      $  39,653,384
                                                                      ================================


See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                               Nine            Nine            Three          Three
                                                              Months          Months          Months         Months
                                                               Ended           Ended           Ended          Ended
                                                            January 26,     February 1,     January 26,    February 1,
                                                               2001            2002            2001           2002
                                                               ----            ----            ----           ----
REVENUES:
 Fee Income                                                $ 44,311,647    $ 41,836,122    $ 14,335,080   $ 13,793,203
 Reimbursable Income                                          3,006,213       3,222,006       1,043,024      1,392,139
                                                           ----------------------------    ---------------------------
     Total Revenues                                          47,317,860      45,058,128      15,378,104     15,185,342
                                                           ----------------------------    ---------------------------
CONSULTANT EXPENSE                                           13,883,798      15,201,523       4,709,803      5,450,171
                                                           ----------------------------    ---------------------------
PROJECT EXPENSES:
  Direct Expenses                                               763,946         700,853         224,855        221,665
  Reimbursable expenses                                       1,693,604       1,793,155         522,600        497,366
                                                           ----------------------------    ---------------------------
    Total project expenses                                    2,457,550       2,494,008         747,455        719,031
                                                           ----------------------------    ---------------------------
NET PRODUCTION INCOME                                        30,976,512      27,362,597       9,920,846      9,016,140
DIRECT LABOR                                                  9,795,810       9,237,700       3,078,637      2,698,024
INDIRECT EXPENSES                                            18,541,171      17,564,533       6,201,398      5,563,819
                                                           ----------------------------    ---------------------------
OPERATING INCOME                                              2,639,531         560,364         640,811        754,297
INTEREST EXPENSE                                              1,363,003         882,643         442,708        210,848
                                                           ----------------------------    ---------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST       1,276,528        (322,279)        198,103        543,449
INCOME TAX  EXPENSE (BENEFIT)                                   707,413         (92,929)        135,870        265,139
                                                           ----------------------------    ---------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                          569,115        (229,350)         62,233        278,310
MINORITY INTEREST IN (LOSS) INCOME                                                 (566)                        15,368
                                                           ----------------------------    ---------------------------
NET INCOME  (LOSS)                                         $    569,115    $   (228,784)   $     62,233   $    262,942
                                                           ============================    ===========================


NET INCOME (LOSS) PER SHARE
  Basic                                                    $       0.24    $      (0.09)   $       0.03   $       0.10
                                                           ============================    ===========================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Basic                                                       2,413,897       2,524,782       2,415,953      2,531,564
                                                           ============================    ===========================

NET INCOME (LOSS) PER SHARE
  Diluted                                                  $       0.24    $      (0.09)   $       0.03   $       0.10
                                                           ============================    ===========================
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
  Diluted                                                     2,442,703       2,540,449       2,430,113      2,547,231
                                                           ============================    ===========================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                Accumulated
                                                                 Additional                       Other            Total
                                              Common Stock         Paid-In        Retained     Comprehensive   Stockholders'
                                              ------------
                                           Shares      Amount      Capital        Earnings         Loss            Equity
                                           ------      ------      -------        --------         ----            ------
Balance, April 27, 2001                  2,426,330    $ 2,427    $7,744,023     $ 3,066,074      $ (42,197)      10,770,327

Foreign Currency Translation
  Adjustment, net of tax                                                                            (3,226)          (3,226)

Net Loss                                                                           (228,784)                       (228,784)

                                                                                                                 ----------
Comprehensive Loss                                                                                                 (232,010)
                                                                                                                 ----------

Issuance of Common Stock
  for Purchase of Business                  90,000        90        211,440                                         211,530

Issuance of Common Stock                    17,255        17         31,149                                          31,166

                                         ----------------------------------------------------------------------------------
Balance, February 1, 2002                2,533,585    $2,534     $7,986,612     $ 2,837,290      $ (45,423)     $10,781,013
                                         ==================================================================================

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                            Nine                Nine
                                                                                                      Months               Months
                                                                                                       Ended               Ended
                                                                                                   January 26,          February 1,
                                                                                                       2001                2002
                                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                              $   569,115       $    (228,784)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                                    711,680             718,719
     Amortization of intangible assets                                                               496,275              43,750
     Amortization of deferred loan fees                                                              154,284             166,472
     Changes in assets and liabilities, net of effects from purchase of acquired companies:
       Increase in trade and other accounts receivable                                              (194,641)         (1,590,991)
       Net (increase) decrease in costs and estimated earnings in excess of billings
         on uncompleted projects                                                                  (2,995,240)          1,812,886
       Increase in prepaid expenses and other assets                                                (704,112)            (11,121)
       Increase in accounts payable                                                                1,811,546           1,454,958
       Increase (decrease) in accrued expenses and other                                           1,003,956            (777,832)
                                                                                               ----------------------------------
           Net cash  provided by operating activities                                                852,863           1,588,057
                                                                                               ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                               (380,789)           (370,580)
  Payment for acquisition activities and purchase of business, net of cash acquired               (2,135,394)           (141,576)
                                                                                               ----------------------------------
           Net cash used in investing activities                                                  (2,516,183)           (512,156)
                                                                                               ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on revolving credit facility                                                      2,158,560             651,578
  Borrowings on long-term debt                                                                             -             457,589
  Payment on long-term borrowings                                                                   (760,127)           (894,008)
  Proceeds from issuance of common stock under the Employee Stock Purchase Plan                       18,835              31,166
                                                                                               ----------------------------------
           Net cash provided by financing activities                                               1,417,268             246,325
                                                                                               ----------------------------------
(DECREASE) INCREASE IN CASH                                                                         (246,052)          1,322,226
CASH BALANCE:
  Beginning of period                                                                                285,616             243,148
                                                                                               ----------------------------------
  End of period                                                                                  $    39,564       $   1,565,374
                                                                                               ==================================
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                                $ 1,517,264       $     794,764
    Income tax payments                                                                          $   146,011       $     135,140
    Noncash investing and financing transactions:
   Acquisition of acquired businesses, net of imputed interest:
       Notes payable issued to former acquired company shareholder                               $ 1,871,496       $           -
       Fair value of assets acquired and liabilities assumed, net                                $   281,126       $     243,669
       Common stock to be issued on delayed delivery schedule                                    $   256,250       $     211,530
   Payment of note payable with trade accounts receivable                                        $         -       $     237,213

See notes to unaudited condensed consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business-HLM Design, Inc. ("HLM Design") and Subsidiaries and Affiliates ("the Company") is a professional consultancy that provides management services to architectural, engineering and planning design entities ("Managed Firms") under long-term management and services agreements ("MSAs"). As of February 1, 2002, the Company had wholly-owned affiliates and subsidiaries as follows:

       Affiliates:
        .  HLM Design of North America, Inc. ("HLMNA");
        .  HLM Design USA, Inc. ("HLMUSA");
        .  HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP");
       Subsidiaries:
        .  JPJ Architects, Inc. ("JPJ");
        .  G.A. Design International Holdings, Ltd. ("GAIH"); and
        .  BL&P Engineers, Inc. ("BL&P").

     Financial Statement Presentation - The accompanying unaudited financial information for the three and nine month periods ended January 26, 2001 and February 1, 2002 has been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 27, 2001.

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

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

     In June 2001, the FASB issued SFAS 141, "Business Combinations", which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets.

     Effective April 28, 2001, the Company early adopted SFAS 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they related to the reporting unit. The Company has completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and has determined that no impairment exists at the effective date of the implementation of the new standard. Fair value of each reporting unit was measured using a valuation by an independent third party as of April 28, 2001 which was based on the market multiples, comparable transactions and discounted cash flow methodologies.

     This valuation indicated an aggregate fair value of the reporting units significantly in excess of the Company's market capitalization as of April 28, 2001. The Company believes the market capitalization is not representative of the fair value of the Company because the common stock of the Company is not actively traded. On an ongoing basis, the Company will obtain an independent valuation and perform an annual goodwill impairment test.

     The Company's operations have improved significantly for the months of October 2001 through January 2002. At least quarterly, management will evaluate to determine if an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company, if appropriate, will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

     Impairment indicators which may be considered include, but are not limited to, the following:

        . A significant adverse change on legal factors or in the business climate
        .  Unanticipated competition
        .  A significant decline in the operating performance
        .  Adverse action or assessment by a regulator

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

     The following financial information is presented as if SFAS No. 142 was adopted at the beginning of the fiscal year ended April 27, 2001:

                                                                     Nine-Months         Three-Months
                                                                      January 26,         January 26,
                                                                        2001                 2001
                                                                        ----                 ----
       Reported net income                                         $      569,115        $      62,233
       Goodwill amortization                                              477,525              159,724
                                                                   --------------        -------------
       Adjusted net income                                         $    1,046,640        $     221,957
                                                                   ==============        =============
       Goodwill                                                    $   12,314,407        $  12,314,407
                                                                   ==============        =============


       Basic income  per share:
       Reported net income                                         $         0.24        $        0.03
       Goodwill amortization                                                 0.19                 0.06
                                                                   --------------        -------------
       Adjusted net income                                         $         0.43        $        0.09
                                                                   ==============        =============

       Reported diluted income per share:
       Reported net income                                         $         0.24        $        0.03
       Goodwill amortization                                                 0.19                 0.06
                                                                   --------------        -------------
       Adjusted net income                                         $         0.43        $        0.09
                                                                   ==============        =============

     The financial information for acquired intangible assets included in other non-current assets is as follows:

                                                                         April 27,           February 1,
                                                                           2001                 2002
                                                                           ----                 ----
        Amortized intangible assets-non compete agreements:
            Original Cost                                              $100,000              $400,000
            Accumulated Amortization                                   $ 39,583              $ 83,333

     The non-compete intangible assets are amortized over their contractual life ranging from four to nine years. Amortization expense for the three months and nine months ended February 1, 2002 was $14,585 and $43,750, respectively, and annual estimated amortization for the non-compete agreements are as follows:

     Estimated Amortization Expense
     ------------------------------
     Fiscal 2002                              $58,333
     Fiscal 2003                              $58,333
     Fiscal 2004                              $43,749
     Fiscal 2005                              $33,336
     Fiscal 2006                              $33,336

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

     The changes in carrying amount of goodwill for the nine months ended February 1, 2002 is as follows:

                                                    Total
                                                    -----
     Balance, April 27, 2001                    $ 12,166,149

     Goodwill acquired during the period             110,719
                                                ------------
     Balance, February 1, 2002                  $ 12,276,868
                                                ============

     Newly Issued Accounting Standards-In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company for fiscal year 2003.

     In November 2001, the FASB issued Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". Topic D-103 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the income statement. Currently, the Company accounts for out-of-pocket expenses as reimbursable income. Topic D-103 is effective for periods beginning after December 1, 2001. Topic D-103 will not have an impact on the condensed consolidated financial statements.

2.   CONTRACTS IN PROGRESS
     Information relative to contracts in progress is as follows:

                                                        April 27,        February 1,
                                                          2001              2002
                                                          ----              ----
     Costs incurred on uncompleted projects
       (excluding overhead)                         $  90,872,392     $   125,028,278
     Estimated earnings thereon                        77,505,622          93,828,677
                                                    -------------     ---------------
     Total                                            168,378,014         218,856,955
     Less billings to date                            160,257,350         212,549,176
                                                    -------------     ---------------
     Net underbillings                              $   8,120,664     $     6,307,779
                                                    =============     ===============

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   CONTRACTS IN PROGRESS-continued

     Net underbillings are included in the accompanying balance sheets as follows:

                                                                       April 27,        February 1,
                                                                         2001               2002
                                                                         ----               ----
     Costs and estimated earnings in excess of billings
         on uncompleted projects                                     $9,767,618         $7,786,573
     Billings in excess of costs and estimated earnings
         on uncompleted projects                                     (1,646,954)        (1,478,793)
                                                                     ----------         ----------
     Net underbillings                                               $8,120,664         $6,307,779
                                                                     ==========         ==========

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

     On March 15, 2002, the Company obtained a Waiver and Consent Letter to its revolving credit, term loan, capital expenditure loan with IBJ. This Waiver and Consent Letter is summarized as follows:

     a. Revolving credit-Waiver of the leverage and senior leverage financial covenants as of the quarter ended February 1, 2002 waiving compliance through February 2003.
     b. Revolving credit-Modification of calculation of the leverage and senior leverage ratio as of the quarter ended May 3, 2002 which the Company expects to meet for the fiscal year ended May 3, 2002.

     The amount available to borrow is calculated based on the aging of certain assets. As of February 1, 2002 the Company had borrowings outstanding under the revolver of $8,842,609.

     Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. All covenants are determined quarterly and the leverage and senior leverage covenants are based on a trailing four quarters ending on each determination date. At February 1, 2002, the Company was in compliance with the minimum net worth, maximum capital expenditure commitments and maximum fixed charge coverage and senior fixed charge coverage ratios; however, the Company was not in compliance with the maximum leverage and senior leverage ratios. The Company has obtained a waiver from IBJ as of February 1, 2002 as discussed above. The Company expects to meet the covenants at future determination dates.

     Due to lower than anticipated cash flow during the six months ended November 2, 2001 of fiscal year ended May 3, 2002, the Company extended its current year payment obligations under certain note agreements with former acquired company shareholders (the subordinated notes payable) as follows:

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   FINANCING ARRANGEMENTS-continued

     Notes payable to former JPJ Architect, Inc. shareholders: The current year installment due October 2001 of $348,000 plus interest has been modified to agreed upon payments of $31,628 plus interest, $40,953 plus interest, $63,274 plus interest, $94,911 plus interest, $94,911 plus interest and $22,323 plus interest for the quarters ending November 2, 2001, February 1, 2002, May 3, 2002, August 2, 2002, November 1, 2002, and January 4, 2003,
     respectively. In addition, 72,001 shares scheduled to be delivered October 2001 were delayed until January 2002.

     Notes payable to former ESS Architects, Inc. shareholders: The current year installment due September 2001 of $125,000 plus interest has been modified to agreed upon payments of $31,285 plus interest and $93,715 plus interest for the quarters ending November 2, 2001 and May 3, 2002, respectively.

     Notes payable to former BL&P shareholder: The current year installment due October 2001 of $612,000 plus interest has been modified to agreed upon payments of $61,200 plus interest, $122,400 plus interest, $183,600 plus interest, $183,600 plus interest, and $61,200 plus interest for the quarters ending February 1, 2002, May 3, 2002, August 2, 2002, November 1, 2002, and January 4, 2003, respectively. In addition, in October 2001, the Company negotiated approximately $237,000 reduction in this note payable in exchange for a like amount of the Company's trade accounts receivable.

     The Company has obtained approval from IBJ (as required by The Revolving Credit, Term Loan and Capital Expenditure Loan Agreement) for the modification of the repayment dates of the subordinated notes payable discussed above.

4.   STOCKHOLDERS' EQUITY
     In June 2001, 7,480 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan. In September 2001, 6,604 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan. In December 2001, 3,171 shares of common stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   SUBSEQUENT EVENT
     HLM Design Ltd. ("HLM Ltd.")-not previously affiliated with the Company Effective February 26, 2002, the Company purchased all of the issued and outstanding common stock for $3.0 million in cash, subordinated promissory notes bearing interest at 7 percent in the aggregate amount of $3.6 million (the "Notes") and 400,000 shares of common stock. IBJ reviewed and approved the transaction, including the issuance of the subordinated promissory notes, prior to entering into this transaction.

     The Stock Purchase Agreement ("Agreement") provides for, among other things, the delivery to HLM Ltd.'s former stockholders of 25% of the shares of common stock on each of February 26, 2003, February 26, 2004, February 26, 2005 and February 26, 2006.

     Notes totaling $3.1 million provide for payment of 42.2% of the principal amount on each of February 26, 2003 and February 26, 2004 and 7.8% of the principal amount on February 26, 2005 and February 26, 2006. A note for $0.2 million provides for six-month installments beginning August 26, 2002 with final payment on February 26, 2006. A note for $0.3 million provides for payment on August 26, 2002. Note payments will be made provided there exists sufficient cash flow in HLM Ltd. as defined in the subordinated promissory notes.

     Following the consummation of the Agreement, the Company and HLM Ltd. will enter into a Management and Services Agreement, whereby the Company will manage all aspects of HLM Ltd. other than the provision of professional architecture and engineering services.

     The acquisition will be accounted for using the purchase method of accounting. The purchase price will be allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date of which amounts have not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

                                                               Three              Three            Nine             Nine
                                                               Months             Months          Months           Months
                                                               Ended              Ended           Ended            Ended
                                                             January 26,        February 1,     January 26,       February 1,
                                                               2001               2002             2001              2002
                                                               ----               ----             ----              ----
Revenues                                                    $15,378,104        $15,185,342      $47,317,860      $45,058,128
Consultant and project expenses                               5,457,258          6,169,202       16,341,348       17,695,531
                                                            -----------        -----------      -----------      -----------
Net production income                                         9,920,846          9,016,140       30,976,512       27,362,597
                                                            -----------        -----------      -----------      -----------
Direct labor                                                  3,078,637          2,698,024        9,795,810        9,237,700
Operating costs                                               6,035,425          5,549,234       18,044,896       17,520,783
Amortization of intangible assets                               165,973             14,585          496,275           43,750
                                                            -----------        -----------      -----------      -----------
Total costs and expenses                                      9,280,035          8,261,843       28,336,981       26,802,233
                                                            -----------        -----------      -----------      -----------
Operating income                                                640,811            754,297        2,639,531          560,364
Interest expense, net                                           442,708            210,848        1,363,003          882,643
                                                            -----------        -----------      -----------      -----------

Income (loss) before income taxes and
minority interest                                               198,103            543,449        1,276,528         (322,279)
Income tax expense (benefit)                                    135,870            265,139          707,413          (92,929)
                                                            -----------        -----------      -----------      -----------

Income (loss) before minority interest                           62,233            278,310          569,115         (229,350)

Minority interest in income (loss)                                    -             15,368                -             (566)
                                                            -----------        -----------      -----------      -----------

Net income (loss)                                           $    62,233        $   262,942      $   569,115      $  (228,784)
                                                            ===========        ===========      ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

RESULTS OF OPERATIONS

For the three months ended February 1, 2002 and January 26, 2001

        Revenues were $15.2 million for the three-month period ended February 1, 2002 as compared to $15.4 million for the three-month period ended January 26, 2001. This decrease of 1% is due to the (a) economic downturn in the United States economy resulting in certain clients delaying project start dates which has delayed related revenue recognition, and (b) lack of new projects of certain clients in markets affected by the nation's economic downturn, principally in the commercial segment. Management believes that clients may continue to delay project start dates through the remainder of fiscal year ending May 3, 2002.

        Direct costs, which include consultant costs and reimbursable project expenses, total $6.2 million, or 41% of revenues, for the three month period ended February 1, 2002 as compared to $5.5 million, or 35% of revenues, for the three month period ended January 26, 2001. This increase is due to an increased use of consultants to meet certain project requirements.

        Direct labor cost was $2.7 million, or 30% of net production income, for the three month period ended February 1, 2002 as compared to $3.1 million, or 31% of net production income, for the three-month period ended January 26, 2001. This decrease as a percentage of net production income is due to management's reduction of salary costs during the second quarter ended November 2, 2001 in an effort to offset the economic downturn which is partially offset by: (a) tightening of project profit margins (b) certain clients delaying project start dates, (c) lack of new projects of certain clients and the time required to adjust to these changes, and (d) increase in salary and salary related costs which has not been passed through to the clients in all cases. The Company is continuing to work with the project managers of the Managed Firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income.

        Operating costs were $5.5 million, or 62 % of net production income, for the three-month period ended February 1, 2002 as compared to $6.0 million, or 61% of net production income, for the three-month period ended January 26, 2001. This increase as a percentage of net production income is principally due to an increase in rent and occupancy costs, professional liability insurance, and equipment rentals. This increase as a percentage of net production income is partially offset by a decrease in indirect labor due in part to management's reduction of salary costs during the second quarter ended November 2, 2001 and, to a lesser extent, a decrease in travel expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

        Amortization of intangible assets was $ 14,585 for the three months ended February 1, 2002 as compared to $ 165,973 for the three months ended January 26, 2001. This decrease is due to the Company's adoption of SFAS 142, Goodwill and Other Intangible Assets. In June 2001, the FASB issued SFAS 141, "Business Combinations", which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets.

        Effective April 28, 2001, the Company early adopted SFAS 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they related to the reporting unit. The Company has completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and has determined that no impairment exists at the effective date of the implementation of the new standard. Fair value of each reporting unit was measured using a valuation by an independent third party as of April 28, 2001 which was based on the market multiples, comparable transactions and discounted cash flow methodologies.

        This valuation indicated an aggregate fair value of the reporting units slightly higher than the recorded book value as of April 28, 2001. The Company believes the market capitalization is not representative of the fair value of the Company because the common stock of the Company is not actively traded. On an ongoing basis, the Company will obtain an independent valuation and perform an annual goodwill impairment test.

        The Company's operations have improved significantly for the months of October 2001 through January 2002. At least quarterly, management will evaluate if an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company, if appropriate, will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

        Impairment indicators which may be considered include, but are not limited to, the following:

        [X] A significant adverse change on legal factors or in the business climate
        [X] Unanticipated competition
        [X] A significant decline in the operating
            performance
        [X] Adverse action or assessment by a regulator

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

        The following financial information is presented as if SFAS No. 142 was adopted at the beginning of the fiscal year ended April 27, 2001:

                                                Nine Months     Three Months
                                                January 26,      January 26,
                                                   2001            2001
                                                   ----            ----
        Reported net income                     $   569,115   $       62,233
        Goodwill amortization                       477,525          159,724
                                                -----------   --------------
        Adjusted net income                     $ 1,046,640   $      221,957
                                                ===========   ==============
        Goodwill                                $12,314,407   $   12,314,407
                                                ===========   ==============


        Basic income per share:
        Reported net income                     $      0.24   $         0.03
        Goodwill amortization                          0.19             0.06
                                                ------------  --------------
        Adjusted net income                     $      0.43   $         0.09
                                                ============  ==============

        Reported diluted income per share:
        Reported net income                     $      0.24   $         0.03
        Goodwill amortization                          0.19             0.06
                                                -----------   --------------
        Adjusted net income                     $      0.43   $         0.09
                                                ===========   ==============

        The financial information for acquired intangible assets included in other non-current assets is as follows:

                                                    April 27,        February 1,
                                                      2001             2002
                                                      ----             ----
        Amortized intangible assets-non compete
        agreements:
           Original Cost                           $100,000         $400,000
            Accumulated Amortization               $ 39,583         $ 83,333

        The non-compete intangible assets are amortized over their contractual life ranging from four to nine years. Amortization expense for the three months and the nine months ended February 1, 2002 was $14,585 and $43,750, respectively, and annual estimated amortization for the non-compete agreements are as follows:

        Estimated Amortization
        ----------------------
        Expense
        -------
        Fiscal 2002                      $58,333
        Fiscal 2003                      $58,333
        Fiscal 2004                      $43,749
        Fiscal 2005                      $33,336
        Fiscal 2006                      $33,336

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     The changes in carrying amount of goodwill for the nine months ended February 1, 2002 is as follows:

                                                    Total
                                                    -----
     Balance, April 27, 2001                    $12,166,149


     Goodwill acquired during the period            110,719
                                                -----------
     Balance, February 1, 2002                  $12,276,868
                                                ===========

     Interest expense was $0.2 million for the three-month period ended February 1, 2002 as compared to $0.4 million for the three-month period ended January 26, 2001. This decrease is principally due to: (a) a decrease in the Company's effective interest rate in the current year and (b) a decrease in the borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation ("IBJ").

     Income tax expense was $0.3 million for the three-month period ended February 1, 2002 as compared to $0.1 million expense for the three-month period ended January 26, 2001. The effective income tax rate was 49 % and 69% for the three-month periods ended February 1, 2002 and January 26, 2001, respectively. This effective rate is lower principally due to the decrease in non-deductible goodwill amortization resulting from the adoption of SFAS No. 142 for the fiscal year beginning April 28, 2001.

For the nine months ended February 1, 2002 and January 26, 2001

     Revenues were $45.1 million for the nine-month period ended February 1, 2002 as compared to $47.3 million for the nine-month period ended January 26, 2001. This decrease of 5% is due to the: (a) economic downturn in the United States economy resulting in certain clients delaying project start dates which has delayed related revenue recognition, (b) impact of the September 11, 2001 terrorist attacks as the Company's work was virtually stopped for ten days which resulted in a revenue loss through inefficiency and loss of productivity of more than $750,000, and (c) lack of new projects of certain clients in markets affected by the nation's economic downturn, principally in the commercial segment. The firm returned to profitability in October. Management believes that clients may continue to delay project start dates through the remainder of fiscal year ending May 3, 2002.

     Direct costs, which include consultant costs and reimbursable project expenses, total $17.7 million, or 39% of revenues, for the nine-month period ended February 1, 2002 as compared to $16.3 million, or 35% of revenues, for the nine-month period ended January 26, 2001. This increase is due to an increased use of consultants to meet certain project requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Direct labor cost was $9.2 million, or 34% of net production income, for the nine-month period ended February 1, 2002 as compared to $9.8 million, or 32% of net production income, for the nine-month period ended January 26, 2001. This increase as a percentage of net production income is due to the: (a) over-utilization of personnel on projects, (b) tightening of project profit margins, (c) certain clients delaying project start dates, (d) lack of new projects of certain clients and the time required to adjust to these changes, and (e) increase in salary and salary related costs which has not been passed through to the clients in all cases. This increase as a percentage of net production income is partially offset by management's reduction of salary costs during the second quarter ended November 2, 2001 in an effort to offset the economic downturn. The Company is continuing to work with the project managers of the Managed Firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income.

     Operating costs were $17.5 million, or 64% of net production income, for the nine-month period ended February 1, 2002 as compared to $18.0 million, or 58% of net production income, for the nine-month period ended January 26, 2001. This increase as a percentage of net production income is principally due to an increase in indirect labor due in part to the effects of September 11, 2001 and related fringe benefits, professional liability insurance, and rent and occupancy expenses. This increase as a percentage of net production income is partially offset by a decrease in indirect labor due in part to management's reduction of salary costs during the second quarter ended November 2, 2001, and, to a lesser extent, a decrease in travel expenses.

     Amortization of intangible assets was $43,750 for the nine months ended February 1, 2002 as compared to $496,275 for the nine months ended January 26, 2001. This decrease is due to the Company's adoption of SFAS 142, Goodwill and Other Intangible Assets as discussed in the three months ended February 1, 2002 section beginning on page 16 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Interest expense was $0.9 million for the nine-month period ended February 1, 2002 as compared to $1.4 million for the nine-month period ended January 26, 2001. This decrease is principally due to: (a) a decrease in the Company's effective interest rate in the current year and (b) a decrease in the borrowings under the Company's revolving credit facility with IBJ.

     Income tax expense (benefit) was ($0.1) million for the nine-month period ended February 1, 2002 as compared to $0.7 million expense for the nine-month period ended January 26, 2001. The effective income tax rate was 29 % and 55% for the nine-month periods ended February 1, 2002 and January 26, 2001, respectively. This effective rate is lower principally due to the decrease in non-deductible goodwill amortization resulting from the adoption of SFAS No. 142 for the fiscal year beginning April 28, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has met working capital and capital expenditure needs through cash from operations and bank financing. At February 1, 2002, the Company's current assets of $23.9 million exceeded current liabilities of $19.2 million, resulting in net working capital of $4.7 million. During the nine month period ended February 1, 2002, the Company's operating activities provided $1.6 million cash from operations primarily from a decrease in costs and estimated earnings in excess of billings on uncompleted projects and an increase in accounts payable which is partially offset by an increase in trade and other accounts receivable. The Company used $0.5 million primarily for capital expenditures, and to a lesser extent, acquisition activities. The Company provided cash of $0.5 million from financing activities primarily on borrowings under the Company's revolving credit facility with IBJ and borrowings under the term loan agreement with IBJ, which was partially offset by payment on other long-term borrowings.

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

     During fiscal year end April 27, 2001, the Company entered into a revolving credit, term loan and capital expenditure loan for a total of $20 million. Effective June 2001, the Company entered into an amendment to (a) reduce the maximum revolving advance amount; (b) cancel the capital expenditure loan commitment and (c) increase the unpaid principal of the term loan to repay amounts under the revolving credit facility, which was based on an evaluation of the Company's revolving advance, term loan and capital expenditure loan needs. The amendment is summarized as follows:

     a.   Revolving credit--The maximum revolving advance amount is $12,500,000
     b.   Term loan--The unpaid principal balance was increased to $1.6 million.
     c. Capital expenditure loan--The Capital Expenditure Loan commitment has been cancelled.

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

     On March 15, 2002, the Company obtained a Waiver and Consent Letter to its revolving credit, term loan, capital expenditure loan with IBJ. This Waiver and Consent Letter is summarized as follows:

     a. Revolving credit-Waiver of the leverage and senior leverage financial covenants as of the quarter ended February 1, 2002 waiving compliance through February 2003.

     b. Revolving credit-Modification of calculation of the leverage and senior leverage ratio as of the quarter ended May 3, 2002 which the Company expects to meet for the fiscal year ended May 3, 2002.

     At February 1, 2002, the Company had borrowings outstanding under the revolver of $8.8 million. The amount available to borrow is calculated based on the aging of certain assets and generally, the Company borrows the maximum amount available under the terms of this agreement. At February 1, 2002, the Company had borrowings outstanding under the term loan of $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Substantially all assets are pledged under this financing arrangement. This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments All covenants are determined quarterly and the leverage and senior leverage covenants are based on a trailing four quarters ending on each determination date. At February 1, 2002, the Company was in compliance with the minimum net worth, maximum capital expenditure commitments and maximum fixed charge coverage and senior fixed charge coverage ratios; however, the Company was not in compliance with the maximum leverage and senior leverage ratios. The Company has obtained a waiver from IBJ as of February 1, 2002, as discussed above. The Company expects to meet the covenants at future determination dates.

     Due to lower than anticipated cash flow during the six months ended November 2, 2001 of fiscal year ending May 3, 2002, the Company extended its current year payment obligations under certain note agreements with former acquired company shareholders (the subordinated notes payable) as discussed in
Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements. The Company has obtained approval from IBJ (as required by The Revolving Credit, Term Loan and Capital Expenditure Loan Agreement) for the modification of the repayment dates of the subordinated notes payable.

     The Company expects to continue expanding the operations through internal growth and strategic acquisitions. The Company believes that its revolving line of credit, anticipated funds from future operations coupled with the modification of repayment terms on certain notes payable discussed above will be sufficient to meet the Company's operating needs for the next twelve months, but offers no assurances. However, in order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its acquisition strategy will be adversely affected.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting the condensed consolidated financial statements relate to revenue recognition under the percentage of completion method and the allowance for doubtful accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     The majority of the Company's revenues are recorded from fixed fee contracts on a percentage of completion basis based on assumptions regarding estimated direct labor costs to complete. Each month actual labor costs incurred to date are accumulated on each project and estimated labor cost to complete is forecasted for each project. Actual labor costs incurred to date and estimated labor costs to complete are added together to determine projected final labor cost. The percentage complete is determined by dividing the actual labor cost incurred to date by the projected final labor cost. This percentage complete is multiplied by the contract value, net of direct costs, which may include direct subconsultants, travel, printing, etc. to determine the amounts of revenue that can be recognized. Under this method, any projected loss would be immediately recognized in the consolidated condensed financial statements. Historically, the majority of the Company's estimates to complete have been materially correct, but these estimates might not continue to be accurate.

     Included in accounts receivable and costs and estimated earnings in excess of billings on uncompleted projects on the condensed consolidated balance sheets are reserves for doubtful accounts. Generally, before the Company does business with a new client, the Company reviews their creditworthiness. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will be potentially uncollectible. Based on the information available to the Company, we believe the reserve for doubtful accounts as of February 1, 2002 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

     In the normal course of business, the Company is party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonable estimable. Although the ultimate outcome of these matters is currently not determinable, the Company does not believe that the resolution of these matters will have a material effect upon the financial condition, results of operations or cash flows for an interim or annual period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates affecting the credit arrangements, including a variable rate revolving credit arrangement and term loan agreement, which may adversely affect the results of operations and cash flows. We seek to minimize the interest rate risk through the Company's day-to-day operating and financing activities. We do not engage in speculative or derivative financial or trading activities.

     A hypothetical 100 basis point adverse change (increase) in interest rates relating to the revolving credit arrangement and term loan agreement would have decreased pre-tax income for the nine-month period ended February 1, 2002 by approximately $61,000. The Company has no other material exposure to market risk sensitive instruments.

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

(b) Reports on Form 8-K
None.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HLM DESIGN, INC.
                                      (Registrant)


Date: March 18, 2002                By: /s/  Joseph M. Harris
      --------------                    ---------------------
                                        Joseph M. Harris
                                        President, Chairman and Director

Date: March 18, 2002                By: /s/ Vernon B. Brannon
      --------------                    ---------------------
                                        Vernon B. Brannon
                                        Senior Vice President, Chief Operating
                                        Officer and Chief Financial Officer