Form 10-K
period 2002-05-03
HLM DESIGN INC
filed 2002-08-01
CIK 1049129

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

   (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended May 3, 2002

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from to ____________ to ______________

                       Commission file number 001-14137

                               -----------------

                               HLM Design, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                  56-2018819
                  (State or Other           (I.R.S. Employer
                  Jurisdiction of
                 Incorporation or          Identification No.)
                   Organization)

               121 West Trade Street
                    Suite 2950
             Charlotte, North Carolina            28202
               (Address of Principal           (Zip Code)
                Executive Offices)

                                (704) 358-0779
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
                Title of Each Class         Which Registered
                -------------------         ----------------
              $.001 Par Value Common     American Stock Exchange
                       Stock



          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At July 9, 2002, the aggregate market value of the voting stock held by non-affiliates was $3,246,100, based on the closing sales price of the registrant's Common Stock on that date, of $1.88 per share. As of July 9, 2002, the registrant had a total of 2,369,224 shares of Common Stock outstanding.

   Documents incorporated by reference. Portions of the registrant's proxy statement for the annual meeting of stockholders to be held September 24, 2002 have been incorporated by reference in Part III of this Form 10-K.

================================================================================

                          FORM 10-K TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
Part I
Item 1.  Business.............................................................................    3
Item 2.  Properties...........................................................................    9
Item 3.  Legal Proceedings....................................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders..................................   10

Part II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters............   11
Item 6.  Selected Financial Data..............................................................   12
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................   23
Item 8.  Financial Statements and Supplementary Data..........................................   24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   24

Part III
Item 10. Directors and Executive Officers of the Registrant...................................   25
Item 11. Executive Compensation...............................................................   25
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................   25
Item 13. Certain Relationships and Related Transactions.......................................   25

Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   27
Index to Financial Information................................................................  F-1
Signature Page................................................................................ F-26

Forward-Looking Statements

   The forward-looking statements included in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such sections and in particular the factors discussed in Item 1 under the heading "Factors That Might Affect Our Business or Stock Price." Forward-looking information provided by the Registrant in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

Explanatory Note

   Unless the context otherwise requires, references herein to the "Company" mean HLM Design, Inc. and Subsidiaries and Affiliates; references to a "Management and Services Agreement" mean a long-term agreement between the Company and an architectural, engineering and planning firm (an "AEP Firm") as described; and references to the "Managed Firms" mean HLMNA, HLMUSA, HLMAEP, JPJ, GAIH, BL&P and HLML (each as defined below) and such other AEP Firms with which the Company shall, from time to time, enter into Management and Services Agreements. "HLM" is a registered trademark of the Company.

                                    PART I

Item 1.  Business

Overview

   HLM Design, Inc. ("HLM Design") and Subsidiaries and Affiliates (the "Company"), headquartered in Charlotte, North Carolina, provides management and services to architectural, engineering and planning ("AEP") firms. Formed in 1997, HLM Design's strategy is to consolidate non-professional operations and provide management expertise to individual AEP firms. The Company believes it is the first architecturally driven public company in the AEP profession to provide operating efficiencies and geographic and service diversification to clients. Through the establishment of management and services relationships, HLM Design has adopted a successful strategy used to consolidate other professional service industries.

   The Managed Firms provide a broad spectrum of design services to public and private clients in the United States and abroad. At May 3, 2002, the Company had wholly-owned affiliates and subsidiaries as follows:

   Affiliates

  .   HLM Design of North America, Inc. ("HLMNA")

  .   HLM Design USA, Inc. ("HLMUSA")

  .   HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP")

   Subsidiaries

  .   JPJ Architects, Inc. ("JPJ")

  .   G.A. Design International Holdings, Ltd. ("GAIH")

  .   HLM Design International Ltd. ("HLML")

  .   BL&P Engineers, Inc. ("BL&P")

   These firms operate in 14 offices located in Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Orlando, Florida; Bethesda, Maryland; Denver, Colorado; San Francisco, California; Dallas, Texas; Philadelphia, Pennsylvania; Charlotte, North Carolina; London, United Kingdom ("U.K"); Glasgow, U.K.; Sheffield, U.K.; and Twickenham, U.K. The Company is headquartered in Charlotte, North Carolina. HLM Design, Inc. itself is not engaged in the practice of architecture, engineering, and planning.

   In addition, the Company has a wholly-owned subsidiary, SOTA Software Systems, Inc. ("SOTA"), which is a software company.

The Managed Firms

   Certain Managed Firms have been in business dating back to 1962. They provide a broad spectrum of design services to public and private clients across the United States and abroad. The professionals include architects; mechanical, electrical, structural and civil engineers; landscape architects; interior designers; environmental graphic designers and construction administration personnel.

   HLM Design believes that its management strategy will attract new AEP firms as a result of two major trends: (1) the increasing complexity, cost and competitiveness of the design practice that requires operational and cost efficiencies; and (2) the AEP firm's need for access to a wider pool of geographically dispersed professionals in order to capture new clients and provide solutions for the evolving needs of current clients. The professionals maintain full control over their architectural and engineering practices, set their own standards of practice and retain ownership of all contracts with clients.

Markets

   The professionals specialize in the design of large complex projects in the healthcare, justice (courts and correctional facilities), research, corporate/commercial, education, defense, and hospitality markets. Design experience of professionals includes corporate headquarters, hospitals, healthcare facilities, investment office buildings, multi-use office complexes, laboratories, courthouses, schools and hotels.

Operating Strategy

   As a management company, the Company's relationship with the Managed Firms is contractual. It has no ownership interest in the Managed Firms except for JPJ, GAIH, HLML and BL&P.

   The Company's strategy is to expand revenues of the Managed Firms through
(1) the development of new long-term Management and Services Agreements with full-service AEP firms throughout the United States and internationally and (2) the expansion of services by Managed Firms to existing and new clients.

   The creation of a management relationship between the Company and a Managed Firm involves, among other things, the signing of a Management and Services Agreement. Under the terms of the Management and Services Agreement, the Company is the sole and exclusive manager and administrator of all of the Managed Firm's day-to-day business functions. These functions include financial planning, facilities, equipment and supplies, management and administrative services (including bookkeeping and accounts), general administrative services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements pertaining to the provision of architectural and engineering services by Managed Firms to third parties, personnel, maintenance, architectural and engineering recruiting and training, insurance, billing and marketing support. In connection with these services, the Company receives all but 1% of each Managed Firm's positive cash flow (as determined in accordance with accounting principles generally accepted in the United States of America). See "--HLM Design Operations--Management and Services Agreements."

   In addition to the Management and Services Agreements, the Company requires individual stockholders (not including JPJ, GAIH, HLML and BL&P, which are wholly-owned subsidiaries of the Company) of Managed Firms to enter into Stockholders' Agreements, which provide the stockholders of those entities with nominee stockholder status. Generally, the Stockholders' Agreements provide for the following: (i) the repurchase by the Managed Firm of the stockholder's stock upon such stockholder's death, (ii) restrictions on transferability of the stock, (iii) a "call-right" on the stock by the Managed Firm and (iv) a voting agreement among the stockholders and the Managed Firm. See "--HLM Design Operations--Stockholders' Agreements."

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

Growth Strategy

   During the current fiscal year the Company continued its disciplined expansion program by pursuing Management and Services Agreements with (i) large "regional" AEP firms with established operating histories located in large metropolitan and high-growth suburban geographic markets that the Company does not currently serve and (ii) small firms that provide operational diversity in geographic areas that will complement the services that are either currently provided by the Company in such geographic areas or that are intended to be provided in the future. The Company believes its approach is attractive to these large and small AEP firms because it provides these firms with economies of scale and the synergies that result from increased purchasing power, a greater breadth of services, an increased pool of professionals and geographic diversity. Furthermore, this strategy will give these regional and local AEP firms, as a part of the Company's organization, the ability to provide services to existing and future clients with national operations that might otherwise have turned to "non-local" firms to service their needs. The goal is for the Managed Firms, with the assistance of the Company, to be the single source provider for large national clients with geographically diverse operations. Management further believes these goals can be achieved at less cost than would be incurred by AEP firms operating on a stand-alone basis.

   The Company completed the acquisition of HLML (previously not affiliated with the Company) on February 26, 2002. This acquisition broadens the experience of the Company's managed firms internationally. HLML is in similar market sectors and is recognized as a leader serving healthcare, defense, justice, education, residential and corporate/commercial clients.

   The Company purchased all of the issued outstanding common stock of HLML for $3.1 million in cash, subordinated promissory notes bearing interest at 7% per annum in the aggregate of $3.7 million and 400,000 shares of the Company's common stock.

   The Company generally expects that AEP firms that sign Management and Services Agreements will retain existing high-quality professional staff and continue to operate in an effective and efficient manner with personnel who understand the local market.

   Management also believes it is positioned to pursue larger, well-established AEP firms as a result of the depth of the Company's management team, its capital structure and the reputation of the management team in the design professions.

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

  Management and Services Agreements

   The Management and Services Agreements with the Managed Firms are for a period of 40 years. Although these agreements are terminable by the Company, with or without cause, upon 60 days' notice to the Managed Firms (with the approval of a majority of the Board of Directors and a majority of its independent directors), they cannot be terminated by the Managed Firms without a material default or bankruptcy by the Company. Under these agreements, the Company is appointed as the sole and exclusive manager and administrator of all of the Managed Firms' day-to-day business functions. The Company has no authority, directly or indirectly, to perform any of the Managed Firms' professional services that are required by law to be performed by duly licensed architects and engineers. The Managed Firms retain ownership of all contracts with clients. Additionally, the Company has the authority to approve or deny, on behalf of the Managed Firm, any and all proposals by stockholders of such firm to encumber, sell, pledge, give or otherwise transfer the capital stock of the Managed Firm, as well as the authority to approve issuances of common stock or incurrence of indebtedness.

  Stockholders' Agreements

   Individual stockholders of Managed Firms (not including JPJ, GAIH, HLML and BL&P, which are wholly-owned subsidiaries of the Company) have entered into Stockholders' Agreements, which generally restrict the ability of these stockholders to exercise certain rights commonly associated with ownership of common stock and effectively provide stockholders of such entities with nominee stockholder status. Generally, such Stockholders' Agreements provide that:

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

Competition

   The architectural, engineering and planning services professions are highly fragmented and very competitive. As a result, in each specific market area, the Company competes with many architectural, engineering and planning consulting firms, several of which are substantially larger than the Company and possess greater financial resources. No firm currently dominates any significant portion of the Company's market areas. Competition is based on quality of service, expertise, price, reputation and local presence. The Company believes that the Managed Firms compete favorably with respect to each of these factors in the market areas they serve. The Company is not aware of any other company actively pursuing a strategy of contracting for firms' administrative and management functions, but believes that additional companies with similar objectives could be organized in the future.

Governmental Regulations and Environmental Matters

   Each state has enacted legislation governing the registration of architects and engineers, and in some cases, landscape architects, fire protection engineers and interior designers. These state laws and regulations impose licensing requirements and standards upon individual design professionals and architectural-engineering firms that are overseen by a registration board. In general, the state laws and regulations define the practice of architecture and engineering, restrict the use of the titles architect and engineer to licensed individuals, establish rules for entry into the profession, explain how professionals licensed in other states may become reciprocally registered to practice in the jurisdiction and define and enforce standards of professional conduct and misconduct.

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

Factors That Might Affect Our Business or Stock Price

  Limited Trading Volume of Company Stock

   The Company's stock has limited trading volume. Small volumes of trades have a significant impact on the share price. Until a larger volume of trading is achieved, the share price may not be a good indicator of the price that would be needed to purchase a significant position in the Company's stock.

  Innovative Strategy

   The Company's operating and growth strategies are predicated upon its ability to contract with architectural, engineering and planning firms and to generate profits from those firms. The process of identifying suitable AEP Firm candidates for entering into Management and Services Agreements and proposing, negotiating and implementing economically feasible affiliations with AEP Firms is lengthy and complex. Such strategies require intense management direction in a dynamic marketplace that is increasingly subject to cost containment and other competitive pressures. There can be no assurance that these strategies will be successful or that modifications to the Company's strategies will not be required.

  Management and Services Agreements with a Limited Number of Firms

   The Company's revenues are derived solely from its contractual relationships with the Managed Firms (for whom, as indicated below, the Company will also provide required financing). Currently, the Company has Management and Services Agreements with four subsidiaries (JPJ, GAIH, BL&P and HLML) and three other firms. All of these other firms are related to each other and to the Company by two common principal stockholders, Joseph M. Harris and Vernon B. Brannon. There can be no assurance that the Company will be able to successfully enter into Management and Services Agreements with additional firms.

  Uncertainties Concerning Ability to Receive Payments from Managed Firms

   For services provided to the Managed Firms, the Company earns 99% of the net income of the Managed Firms, as determined in accordance with generally accepted accounting principles. However, for cash management purposes, the Company is to receive 99% of the positive cash flows of the Managed Firms (calculated for any period as the change in the cash balances from the beginning of the period to the end of the period). The Company's ability actually to receive payments in respect thereof during any particular period will be subject to the cash requirements of the Managed Firms. To the extent the cash requirements of the Managed Firms continue to exceed 1% of positive cash flows, the Company will be unable to receive payments against such receivables, and such payments will be delayed. The Company's ability to pay dividends on the Common Stock will depend on the ability of the Company to collect such receivables.

  Dependence on Key Personnel and Limited Management and Personnel Resources

   The Company's success depends to a significant degree upon the continued contributions of its senior management team and professional personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company carries key employee life insurance on Joseph M. Harris and Vernon B. Brannon and has employment and/or noncompete agreements with Messrs. Harris and Brannon as well as with several (although not all) of its senior professional staff. There can be no assurance, however, that a court would enforce the noncompete agreements as currently in effect. If courts refuse to enforce the noncompete agreements of the Company or the Managed Firms, such refusals could have a material adverse effect on the Company. In addition, as the Company expands it will likely be dependent on the senior professional staff of any firm with which the Company enters into a Management and Services Agreement. In addition, the lack of qualified professional staff or employees or the Company's potential candidates for Management and Services Agreements may limit the Company's ability to consummate future agreements.

  Dependence on Managed Firms

   The Company's revenues depend on fees and revenues generated by various AEP firms managed by the Company. Any material loss of revenue by such firms, whether as a result of the loss of professionals or otherwise, could have a material adverse effect on the Company. The Company itself is not engaged in the practice or architecture, engineering or planning and, as a result, does not control (i) the practice of architecture, engineering or planning by professionals or (ii) the compliance with certain regulatory requirements directly applicable to the Managed Firms.

  Risks Inherent in Provision of Services

   The Managed Firms and certain employees of the Managed Firms are involved in the delivery of services to the public and, therefore, are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be costly and varies widely from state to state. Although the Company is indemnified under its Management and Services Agreements for claims against the Managed Firms and their employees, the Company maintains liability insurance for itself and negotiates liability insurance for the Managed Firms and the professionals employed by the Managed Firms. Successful malpractice claims asserted against the Managed Firms, their employees or the Company could have an adverse effect on the Company's profitability.

  Competition

   The business of providing architectural, engineering and planning related services is highly competitive. The Company's competition includes many other firms, such as large national firms and regional or small local firms. Several companies that have established operating histories and significantly greater resources than the Company provide some of the services provided by the Managed Firms. In addition, there are other companies with substantial resources that may in the future decide to engage in activities similar to those in which the Company engages.

  Uncertainties Concerning Additional Financings

   The Company's operating and growth strategies require substantial capital resources, particularly since the Company, as the management company, will be responsible for the financing of working capital growth, capital growth and other cash needs of the Managed Firms. These requirements will result in the Company incurring long-term and short-term indebtedness and may result in the public or private issuance, from time to time, of additional debt or equity securities, including the issuance of such securities in connection with the execution of Management and Services Agreements.

   Management is continually reviewing its results of operations and forecasted business plan to determine whether additional modifications to the financial covenants in its loan agreements may be required. The

Company is also in the process of seeking a new credit facility to replace or renew or extend the IBJ Whitehall Business Credit Corporation ("IBJ") Loans which mature in February 2003. These IBJ Loans are classified as a current liability in the Company's consolidated balance sheets. Management believes it will be able to obtain any necessary amendments, and/or enter into a new facility on terms acceptable to the Company. However, no assurances can be given. See cautionary note regarding Forward-Looking Statements on page 2.

   Due to lower than anticipated cash flow during the six months ended November 2, 2001 of fiscal year ended May 3, 2002, the Company extended its current year payment obligations under certain note agreements with former acquired company shareholders (the subordinated promissory notes). The Company obtained approval from IBJ for the modification of the repayment dates of the subordinated notes payable. Management believes it will be able to repay these notes on their due dates in fiscal year 2003 or obtain any necessary modifications on terms acceptable to the Company. However, no assurances can be given. Further reference is made in Note 5 to the consolidated financial statements.

  Government Regulation

   The architectural and engineering industries are regulated at the state level. The Company believes its operations are in material compliance with applicable law. Nevertheless, because of the unique structure of the relationships between the Company and its Managed Firms, many aspects of these relationships have not been the subject of prior regulatory interpretation. The Company has not discussed its structure with or received approvals from any regulatory authorities, and is unaware of its business being reviewed by any such regulatory authorities. There can be no assurance that a review of the Company's business by applicable regulatory authorities will not result in determinations that may adversely affect the operations of the Company or prevent its continued operation. There also can be no assurance that the regulatory environment will not change so as to restrict the Company's existing operations or limit the expansion of the Company's business. Expansion of the operations of the Company to certain jurisdictions could require structural and organizational modifications of the Company's relationships with its Managed Firms. Consequently, if the Company is unable or unwilling to undertake such modifications, it may be limited in its ability to expand into certain jurisdictions. As of the date hereof, the Company has not determined which jurisdictions would require structural or organizational modifications of the Company's relationships with the Managed Firms. Although the Company believes its operations are in material compliance with existing applicable law, there can be no assurance that the Company's existing Management and Services Agreements could not be successfully challenged as, for example, constituting the unlicensed practice of architecture, or that the enforceability of the provisions thereof, including non-disclosure agreements therein, will not be limited.

Employees

   As of May 3, 2002, the Company and the Managed Firms together employed approximately 434 persons of which approximately 181 were degreed and registered professionals (engineers, architects and others) and approximately 345 degreed professionals (engineers, architects and others). None of the Company's employees or the Managed Firm's employees are represented by a labor union. The Company considers its relations with its employees and the employees of the Managed Firms to be satisfactory.

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

Item 2.  Properties

   The Company's principal executive offices are located at 121 West Trade Street, Suite 2950, Charlotte, North Carolina, where the Company leases 12,292 square feet. Its telephone number is (704) 358-0779. The lease is for a term of five years and expires in January 2006. In addition to the Company's principal executive offices, the Company or the Managed Firms lease office space in San Francisco, California; Denver, Colorado; Orlando, Florida; Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Bethesda, Maryland; Portland, Oregon; Philadelphia, Pennsylvania; Dallas, Texas; Tampa, Florida; Glasgow, U.K.; Sheffield, U.K.; Twickenham, U.K. and London, U.K.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fiscal quarter ended May 3, 2002.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

   Prior to June 12, 1998, the Company was privately held and there was no market for the Common Stock. Effective June 12, 1998, the Common Stock began trading on the NASDAQ Small Cap Market under the symbol "HLMD." Effective January 14, 2000, the Common Stock began trading on the American Stock Exchange ("AMEX") under the symbol "HMD." As of July 9, 2002, 2,369,224 shares of Common Stock were outstanding and held by a total of approximately 675 record and beneficial holders.

   The Company has never declared or paid a dividend on its Common Stock. The Company's Revolving Credit, Term Loan, Capital Expenditures Loan, Guaranty and Security Agreement (the "IBJ Loan") provides that the Company may not pay a dividend on its Common Stock. In addition, the Company intends to retain all of its earnings to finance the growth and development of its business, including the execution of new Management and Services Agreements, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future even in the event in a change in the IBJ Loan terms. Any future change in the Company's dividend policy will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions, financing arrangements and such other factors as the Board of Directors deems relevant.

   The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by AMEX.

                                          High   Low
                                          ----- -----
                           April 28, 2000
                           First Quarter. $4.38 $2.81
                           Second Quarter $4.00 $2.75
                           Third Quarter. $4.00 $2.50
                           Fourth Quarter $5.19 $3.25

                           April 27, 2001
                           First Quarter. $5.13 $3.75
                           Second Quarter $4.38 $2.75
                           Third Quarter. $3.25 $2.00
                           Fourth Quarter $3.00 $2.08

                           May 3, 2002
                           First Quarter. $2.55 $2.15
                           Second Quarter $2.75 $1.50
                           Third Quarter. $3.10 $2.10
                           Fourth Quarter $3.35 $2.75

Recent Sales of Unregistered Securities

   As of April 28, 2001, in connection with the acquisition of SOTA and as of February 26, 2002 in connection with the acquisition of HLML, the Company agreed to issue to the sellers 90,000 shares and 400,000 shares of Common Stock, respectively, on a delayed delivery basis (45,000 of such shares relating to SOTA having been issued as of May 4, 2002 and the remaining 45,000 shares will be issued as of May 2, 2003). The HLML Stock Purchase Agreement provides the delivery to HLML's former stockholders 25% of the number of shares of the common stock on each February 26, 2003, February 26, 2004, February 26, 2005 and February 26, 2006. In each case, such shares will be issued in reliance upon the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof. The factors that assured the availability of the exemption included the sophistication of the offerees and purchasers, their access to material information, the disclosures about the Company actually made to them by the Company and the absence of any general solicitation or advertising.

Equity Compensation Plans

                                                   Number of Securities                      Number of Securities
                                                    to be Issued Upon     Weighted Average   Available for Future
                                                       Exercise of       Exercise Price of      Issuance Under
                                                   Outstanding Options, Outstanding Options,        Equity
Plan Category                                      Warrants and Rights  Warrants and Rights   Compensation Plans
-------------                                      -------------------- -------------------- --------------------
Equity Compensation Plans Approved by Security
  Holders:
   HLM Design, Inc. Employee Stock Purchase
     Plan.........................................       107,954               $2.29                17,145
   HLM Design, Inc. Stock Option Plan.............       293,308               $4.06               148,475

Equity Compensation Plans not Approved by
  Security Holders:
   Warrants issued to underwriters at the initial
     public offering..............................       120,000               $7.20                    --
   Warrants issued to former SOTA shareholders
     at the acquisition of SOTA...................        30,000               $6.00                    --
                                                         -------               -----               -------
                                                         551,262               $4.50               165,620
                                                         =======               =====               =======

Item 6. Selected Financial Data

   The selected financial data for the one month ended May 30, 1997 is derived from the unaudited financial statements of HLMNA, the Predecessor Company. The selected financial data for the year ended May 1, 1998 is derived from the audited consolidated financial statements of the Company, which reflect the results of operations of the Company for twelve months and the results of operations of HLMNA, HLM of the Southeast, P.C. ("HLMSE") and HLM Design of the Northwest, Architecture, Engineering and Planning, P.C. ("HLMNW") for the eleven-month period from May 31, 1997 to May 1, 1998. The selected financial data for the years ended April 30, 1999, April 28, 2000, April 27, 2001 and May 3, 2002 are derived from audited consolidated financial statements of the Company and the Managed Firms. All of the data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes included elsewhere herein.

                                                  Predecessor
                                                  Company (1)
                                                  -----------
                                                   One Month             HLM Design Consolidated For the Years Ended
                                                     Ended     ---------------------------------------------------------------
                                                    May 30,      May 1,      April 30,    April 28,    April 27,      May 3,
                                                     1997        1998(2)       1999         2000         2001          2002
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Revenue.......................................... $ 2,233,036  $29,296,690  $37,757,653  $53,101,661  $64,291,362  $63,335,666
Costs and expenses:
   Direct cost of revenue........................     898,979   13,124,743   17,911,395   28,799,298   36,099,203   37,393,110
   Operating costs...............................   1,163,141   13,465,102   16,848,779   20,915,714   24,125,698   24,228,106
   Amortization of intangible assets.............       9,571      147,269      262,275      429,569      661,457       58,333
                                                  -----------  -----------  -----------  -----------  -----------  -----------
      Total costs and expenses...................   2,071,691   26,737,114   35,022,449   50,144,581   60,886,358   61,679,549
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Income from operations...........................     161,345    2,559,576    2,735,204    2,957,080    3,405,004    1,656,117
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Other expense:
   Net interest..................................     (36,951)  (1,027,368)    (719,611)  (1,120,407)  (1,734,141)  (1,192,267)
   Non-operating expense.........................          --      (69,955)          --           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------  -----------
      Total other expense........................     (36,951)  (1,097,323)    (719,611)  (1,120,407)  (1,734,141)  (1,192,267)
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Income before income taxes, minority interest and
 extraordinary items.............................     124,394    1,462,253    2,015,593    1,836,673    1,670,863      463,850
Income tax expense...............................      43,000      683,897      942,707      853,894      903,905      387,202
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Income before minority interest and extraordinary
 items...........................................      81,394      778,356    1,072,886      982,779      766,958       76,648
Minority interest in earnings....................          --           --           --           --       25,701       73,315
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Income before extraordinary items................      81,394      778,356    1,072,886      982,779      741,257        3,333
Extraordinary loss from early extinguishmentof
 debt, net of tax of $171,842 and $128,004 in
 1999 and 2000, respectively.....................          --           --     (280,849)    (228,355)          --           --
                                                  -----------  -----------  -----------  -----------  -----------  -----------
      Net income................................. $    81,394  $   778,356  $   792,037  $   754,424  $   741,257  $     3,333
                                                  ===========  ===========  ===========  ===========  ===========  ===========
NET INCOME PER SHARE (3)--BASIC:
   Income before extraordinary items.............              $      1.12  $      0.52  $      0.42  $      0.31  $      0.00
   Extraordinary loss from early extinguishment
    of debt......................................                       --        (0.13)       (0.10)          --           --
                                                               -----------  -----------  -----------  -----------  -----------
   Net income....................................              $      1.12  $      0.39  $      0.32  $      0.31  $      0.00
                                                               ===========  ===========  ===========  ===========  ===========
NUMBER OF SHARES USED TO COMPUTE
 PER SHARE DATA..................................                  697,255    2,048,974    2,352,856    2,415,238    2,599,712
                                                               ===========  ===========  ===========  ===========  ===========
NET INCOME PER SHARE (3)--DILUTED:
   Income before extraordinary items.............              $      0.91  $      0.52  $      0.42  $      0.30  $      0.00
   Extraordinary loss from early extinguishment
    of debt......................................                       --        (0.13)       (0.10)          --           --
                                                               -----------  -----------  -----------  -----------  -----------
   Net income....................................              $      0.91  $      0.39  $      0.32  $      0.30  $      0.00
                                                               ===========  ===========  ===========  ===========  ===========
NUMBER OF SHARES USED TO COMPUTE
 PER SHARE DATA..................................                  854,453    2,048,974    2,362,471    2,437,611    2,601,155
                                                               ===========  ===========  ===========  ===========  ===========
SUPPLEMENTAL NET INCOME PER SHARE
 (4):
NET INCOME PER SHARE BEFORE
 EXTRAORDINARY ITEM:
   Basic.........................................              $      0.78
                                                               ===========
   Diluted.......................................              $      0.70
                                                               ===========
NET INCOME PER SHARE:
   Basic.........................................              $      0.57
                                                               ===========
   Diluted.......................................              $      0.51
                                                               ===========
NUMBER OF SHARES USED TO COMPUTE
 PER SHARE DATA:
   Basic.........................................                1,305,774
                                                               ===========
   Diluted.......................................                1,462,976
                                                               ===========
BALANCE SHEET DATA:
   Working capital (deficiency).................. $(2,238,531) $  (273,084) $ 5,121,975  $ 8,112,877  $ 6,168,938  $(6,990,084)
   Total assets..................................  17,639,673   17,582,948   27,474,242   32,100,763   38,743,711   47,909,984
   Long-term debt................................   2,476,008    4,164,401    5,672,379    9,503,285   10,592,714    4,941,667
   Stockholders' equity (5)......................   1,284,935      964,755    8,980,940    9,767,993   10,770,327   12,523,586

--------
(1) The "Predecessor Company" is HLMNA.

(2) Includes information for HLMNA, HLMSE and HLMNW for the eleven months from May 31, 1997 to May 1, 1998 on a consolidated basis. The Company's operations for the month ended May 30, 1997 reflected herein include no revenues or expenses. HLMSE and HLMNW were merged into HLMAEP in November 1999.

(3) Historical net income per share of the Predecessor Company is not presented, as the historical capital structure of the Company prior to the initial public offering (the "Offering") is not comparable with the capital structure of the Company after the Offering.

(4) Supplemental net income per share has been prepared based upon the shares outstanding giving effect to the issuance of common stock related to the Offering pro rata for Common Stock used to pay certain indebtedness. In addition, net income has been adjusted to give effect to the Offering and the May 1997 merger transaction between HLMNA and BBH Corp. (HLMNA sold certain shares to BBH Corp. and BBH Corp. was merged into HLMNA. Each BBH Corp. share outstanding at the time of merger was converted to HLMNA's stock. All HLMNA shares held by BBH Corp. were cancelled and retired. HLMNA repurchased all of its common stock from the Employee Stock Option Plan) as if the transactions had occurred at the beginning of fiscal 1998.

(5) Neither the Company nor the Predecessor Company has paid cash dividends from May 1, 1992 to May 3, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

Overview

   The Company provides management and services to architectural, engineering and planning firms. Currently, the Company has Management and Services Agreements with seven Managed Firms. These Managed Firms operate in fourteen offices: Atlanta, Georgia; Iowa City, Iowa; Chicago, Illinois; Orlando, Florida; Bethesda, Maryland; Denver, Colorado; San Francisco, California; Dallas, Texas; Philadelphia, Pennsylvania; Charlotte, North Carolina; London, U.K.; Glasgow, U.K.; Sheffield, U.K. and Twickenham, U.K. The Company is headquartered in Charlotte, North Carolina. A full service AEP Firm provides a spectrum of services in various specialties to clients through a broad range of professionals, including architects, mechanical, electrical, structural and civil engineers, landscape architects, interior designers, environmental graphic designers and construction administration personnel.

Results of Operations

                                                                      April 28,    April 27,      May 3,
                                                                        2000         2001          2002
                                                                     -----------  -----------  -----------
Revenue............................................................. $53,101,661  $64,291,362  $63,335,666
Consultant and project expenses.....................................  18,221,216   22,875,353   24,718,748
                                                                     -----------  -----------  -----------
Net production income...............................................  34,880,445   41,416,009   38,616,918
                                                                     -----------  -----------  -----------
Direct labor........................................................  10,578,082   13,223,850   12,674,362
Operating costs.....................................................  20,915,714   24,125,698   24,228,106
Amortization of intangible assets...................................     429,569      661,457       58,333
                                                                     -----------  -----------  -----------
Total costs and expenses............................................  31,923,365   38,011,005   36,960,801
                                                                     -----------  -----------  -----------
Income from operations..............................................   2,957,080    3,405,004    1,656,117
Interest expense....................................................  (1,120,407)  (1,734,141)  (1,192,267)
                                                                     -----------  -----------  -----------
Income before income taxes, minority interest and extraordinary item   1,836,673    1,670,863      463,850
Income tax expense..................................................     853,894      903,905      387,202
                                                                     -----------  -----------  -----------
Income before minority interest and extraordinary item..............     982,779      766,958       76,648
Minority interest in earnings.......................................          --       25,701       73,315
                                                                     -----------  -----------  -----------
Income before extraordinary item....................................     982,779      741,257        3,333
Extraordinary loss from early extinguishment of debt................    (228,355)          --           --
                                                                     -----------  -----------  -----------
Net income.......................................................... $   754,424  $   741,257  $     3,333
                                                                     ===========  ===========  ===========

  Fiscal 2002 Compared to Fiscal 2001

   Revenues were $63.3 million in fiscal 2002 as compared to $64.3 million in fiscal 2001. This decrease of 1% is due to the (a) economic downturn in the United States economy resulting in certain clients delaying project start dates which has delayed related revenue recognition, and (b) lack of new projects from certain clients in markets affected by the nation's economic downturn, principally in the commercial segment. Management believes that clients may continue to delay project start dates through fiscal 2003, with continued downward pressure on revenues in fiscal 2003. This decrease is offset by an increase in U.K. operations primarily resulting from the acquisition of HLML in February 2002, as well as a 65% increase from revenue in U.K. operations existing prior to the HLML acquisition. This increase is primarily related to two large U.K. projects that utilized subconsultants contributing to an overall increase in total revenues.

   Consultant and project expenses represent direct costs associated with generating revenue. Consultant expenses represent costs paid to consultants to perform certain architectural, engineering and design functions. Consultant and project expenses were $24.7 million, or 39% of revenue, for the fiscal year ended 2002 as compared to $22.9 million, or 36% of revenue, for the fiscal year ended 2001. This increase is due to increased use of consultants to meet project requirements based on project owner requests and certain technical expertise not available in the Company.

   Direct labor cost was $12.7 million, or 33% of net production income, for the fiscal year ended 2002 as compared to $13.2 million, or 32% of net production income, for the fiscal year ended 2001. This increase as a percentage of net production income is due to (a) lengthening time to complete projects due to slower decision making of project owners, (b) lack of new projects from certain clients and the time required to adjust to these changes, and (c) the increase in salary and salary-related costs which has not been passed through to the clients in all cases. The Company is continuing to work with the project managers of the Managed Firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income. With the focus on operations as well as the labor savings which occurred during the second quarter ended November 2, 2001, the operating income was positively impacted by this focus in operations during the last six months of the fiscal year ended 2002.

   Operating costs were $24.2 million, or 63% of net production income, for the fiscal year ended 2002 as compared to $24.1 million, or 58% of net production income, for the fiscal year ended 2001. This increase as a percentage of net production income is principally due to an increase in indirect labor, rent and occupancy costs, professional liability insurance, and equipment rentals. This increase as a percentage of net production income is partially offset by a decrease in travel expenses.

   Amortization of intangible assets was $58,333 for the fiscal year ended 2002 as compared to $661,457 for the fiscal year ended 2001. This decrease is due to the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

   Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they related to the reporting unit. The Company completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and determined that no impairment existed at the effective date of the implementation of the new standard. As required by SFAS No. 142, subsequent impairment losses, if any, would be classified as an indirect expense on the Company's consolidated statements of income. The Company also completed its annual goodwill impairment test as of May 3, 2002 and determined that no impairment existed as of that date. Fair value of each reporting unit was measured using a valuation by an independent third party as of April 28, 2001 and May 3, 2002 that was based on the market multiples, comparable transactions and discounted cash flow methodologies.

   These valuations indicated an aggregate fair value of the reporting units significantly in excess of the Company's market capitalization as of April 28, 2001 and May 3, 2002. The Company believes the market capitalization is not representative of the fair value of the Company because the Common Stock of the Company is not actively traded.

   Annually, the Company will obtain an independent valuation and perform a goodwill impairment test. At least quarterly, management will evaluate the Company's operations to determine if an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company, if appropriate, will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

   Impairment indicators which may be considered include, but are not limited to, the following:

  .   A significant adverse change in legal factors or in the business climate

  .   Unanticipated competition

  .   A significant decline in the operating performance

  .   Adverse action or assessment by a regulator

   The following financial information is presented as if SFAS No. 142 were adopted at the beginning of the fiscal year ended April 28, 2000:

                                                   Years Ended
                                           ----------------------------
                                           April 28,  April 27,  May 3,
                                             2000       2001      2002
                                           ---------- ---------- ------
        Reported net income............... $  754,424 $  741,257 $3,333
        Goodwill amortization.............    414,790    636,457     --
                                           ---------- ---------- ------
        Adjusted net income............... $1,169,214 $1,377,714 $3,333
                                           ========== ========== ======
        Basic income per share:
         Reported net income.............. $     0.32 $     0.31 $ 0.00
         Goodwill amortization............       0.18       0.27     --
                                           ---------- ---------- ------
         Adjusted net income.............. $     0.50 $     0.58 $ 0.00
                                           ========== ========== ======
        Reported diluted income per share:
         Reported net income.............. $     0.32 $     0.30 $ 0.00
         Goodwill amortization............       0.17       0.27     --
                                           ---------- ---------- ------
         Adjusted net income.............. $     0.49 $     0.57 $ 0.00
                                           ========== ========== ======

   The financial information for acquired intangible assets is as follows:

                                                         April 27,  May 3,
                                                           2001      2002
                                                         --------- --------
     Amortized intangible assets--noncompete agreements:
        Original cost................................... $100,000  $400,000
        Accumulated amortization........................   39,583    97,916

   The noncompete intangible assets are amortized over their contractual life ranging from four to nine years. Amortization expense for the year ended May 3, 2002 was $58,333 and annual estimated amortization for the noncompete agreements are as follows:

                              Fiscal 2003 $58,333
                              Fiscal 2004 $43,749
                              Fiscal 2005 $33,336
                              Fiscal 2006 $33,336

   The changes in carrying amount of goodwill for the year ended May 3, 2002 is as follows:

                Balance, April 27, 2001............ $12,166,149
                Goodwill acquired during the period   8,667,955
                                                    -----------
                Balance, May 3, 2002............... $20,834,104
                                                    ===========

   The Company has not identified any other intangibles with indefinite lives as of May 3, 2002.

   Interest expense was $1.2 million in fiscal 2002 and $1.7 million in fiscal 2001. This decrease is principally due to a decrease in the Company's effective interest rate in the current year and a decrease in borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation ("IBJ").

   Income tax expense was $0.4 million for fiscal 2002 and $0.9 million for fiscal 2001. The effective income tax rate was 99% and 55% for fiscal 2002 and fiscal 2001, respectively. This effective tax rate is higher in fiscal 2002 principally due to income taxes associated with federal and state tax returns of BL&P for the period ended prior to the acquisition. In the current year, the Company refined its original estimate of its federal and state income tax liabilities for the BL&P acquisition. This increase is partially offset by the decrease in non-deductible goodwill amortization resulting from adoption of SFAS No. 142 for the fiscal year 2002.

  Fiscal 2001 Compared to Fiscal 2000

   Revenues were $64.3 million in fiscal 2001 as compared to $53.1 million in fiscal 2000, which is a 21% increase. This increase is due to internal growth in existing operations as well as the acquisition of BL&P during the first quarter of fiscal year ended 2001. The rate of internal growth in existing operations declined during the second half of fiscal 2001, thereby reducing the overall fiscal year increase in revenues from the 24% experienced for the nine months ended January 26, 2001 to 21% for the fiscal year ended 2001.

   Consultant and project expenses represent direct costs, associated with generating revenues. Consultant expenses represent costs paid to consultants to perform certain architectural, engineering and design functions. Consultant and project expenses were $22.9 million, or 36% of revenue, in fiscal 2001 as compared to $18.2 million, or 34% of revenue, in fiscal 2000. This slight increase as a percentage of revenue is due to increased use of consultants to meet project requirements based on project owner requests and certain technical expertise not available in the Company.

   Direct labor cost was $13.2 million, or 32% of net production income, in fiscal 2001 as compared to $10.6 million, or 30% of net production income, in fiscal 2000. Although the volume of architecture, planning and engineering services has increased, it is offset by (a) an increase in salary and salary-related costs which has not been passed through to the Company's clients in all cases and (b) a reduction in certain higher margin projects. The Company's Chief Operating Officer is working directly with the project managers of the Managed Firms to improve the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income.

   Operating costs were $24.1 million, or 58% of net production income, in fiscal 2001 as compared to $20.9 million, or 60% of net production income, in fiscal 2000. This decrease is due to fixed costs which do not increase at the same pace as net production income. This decrease as a percentage of net production income is partially offset by (a) expenses incurred and an increase in indirect labor as a result of the consolidation of two of our Managed Firms;
(b) an increase in indirect labor as a result of additional marketing efforts; and (c) an increase in certain office expenses.

   Amortization of intangible assets was $0.7 million in fiscal 2001 as compared to $0.4 million in fiscal 2000. This increase is attributable to goodwill amortization expense primarily arising from the acquisition of BL&P. See Note 2 to the Consolidated Financial Statements included elsewhere herein.

   Interest expense was $1.7 million in fiscal 2001 and $1.1 million in fiscal 2000. This increase is principally due to the Company's increase in borrowings on its line of credit and debt resulting from the acquisition of BL&P.

   Income tax expense was $0.9 million for both fiscal 2001 and fiscal 2000. The effective income tax rate was 55% and 47% for fiscal 2001 and fiscal 2000, respectively. This effective tax rate is higher in fiscal 2001 principally due to the increase in non-deductible goodwill amortization.

Liquidity and Capital Resources

   Historically, the Company has met working capital and capital expenditure needs through cash from operations and bank financing. At May 3, 2002, the Company's current liabilities of $30.2 million exceeded current assets of $23.2 million resulting in a working capital deficiency of $7.0 million. This decrease in working capital is primarily related to the reclassification of the IBJ revolving credit facility and term loan to short term due to their scheduled maturities in 2003. In fiscal year ended 2002, the Company's operating activities provided

$0.9 million cash from operations before working capital changes of $3.0 million. The decreased costs and estimated earnings in excess of billings on uncompleted projects is principally due to billing terms that are more closely aligned with work performed particularly in the construction administrative phase. This decrease in costs and estimated earnings in excess of billings on uncompleted projects generated additional income tax liability in the current year. The Company used $3.7 million for investing activities, primarily as payment for the purchase of HLML on February 26, 2002, and to a lesser extent, the purchase of equipment. The Company used cash of $0.1 million for financing activities primarily relating to payment on long-term borrowings as well as a reduction in borrowings under the Company's revolving credit facility with IBJ, which is partially offset by additional borrowings for the purchase of HLML.

   The Company's growth and operating strategy will require substantial capital and may result in the Company incurring additional debt, issuing equity securities or obtaining additional bank financing. If these are not available on acceptable terms, current operations may be adversely affected. As the provider of management services, the Company will be responsible for the financing of working capital growth, capital growth and other cash needs of the Managed Firms. See "Business--HLM Design Operations--Management and Services Agreements."

   The Company's operations are professional services and as such, are not capital intensive. However, in order to enhance productivity, the Company has increased its purchases of computer hardware and software. The Company also leases certain computer hardware, software and furniture under operating leases. The Company currently has no material commitments for purchases of additional equipment. Capital expenditures during fiscal 2002 were approximately $1 million.

  IBJ

   In fiscal 2000, the Company entered into a revolving credit, term loan and capital expenditure loan (collectively "IBJ Loans") for a total of $20,000,000 (original loan amount before amendment below) with IBJ. The three financing arrangements are discussed below:

    a. Revolving Credit--The maximum revolving advance amount is $10,500,000 (after amendments below). The amount available to borrow is calculated based on the aging of certain domestic assets. This loan matures in February 2003. At May 3, 2002, the Company had $6,000,000 and $156,118
       outstanding under this revolving credit arrangement bearing interest at 4.68% (based on LIBOR) and 5.25% (based on the eurodollar rate plus 2.75%), respectively. At May 3, 2002, the Company had $1,363,000 available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of March 29, 2002.

    b. Term Loan--The amount of the loan is $2,000,000. This loan matures in February 2003 and bears interest at a maximum of adjusted base rate plus 2%. At May 3, 2002, the Company had $711,111 outstanding bearing interest at 6.75%.

    c. Capital Expenditure Loan--The Capital Expenditure Loan Commitment has been cancelled (after amendments below).

   The IBJ Loans are classified as a current liability in the Company's consolidated balance sheets.

   On June 29, 2001, the Company and IBJ entered into the first amendment to its IBJ Loans. The amendment was to reduce the maximum revolving advance amount to $12,500,000 under the revolving credit arrangement, to increase the unpaid principal balance under the term loan by $400,000 to $1,566,666 to be repaid in equal monthly installments of $80,000 plus interest under the term loan, and to cancel the capital expenditure loan commitment.

   On December 18, 2001, the Company and IBJ entered into the second amendment to its IBJ Loans. The amendment was to reduce the maximum revolving advance amount to $10,500,000 under the revolving credit arrangement, and to waive the leverage and senior leverage financial covenants as of the quarter ended November 2, 2001 and to modify certain future financial covenants to include minimum EBITDA requirements, modified the maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios.

   On March 15, 2002, the Company obtained a Waiver and Consent Letter to its IBJ Loans. This Waiver and Consent Letter is summarized as follows:

    a. Revolving credit--Waiver of the leverage and senior leverage financial covenants as of the quarter ended February 1, 2002 waiving compliance through February 2003.

    b. Revolving credit--Modification of calculation of the leverage and senior leverage ratio as of the quarter ended May 3, 2002.

   On June 3, 2002 the Company and IBJ entered into the third amendment to its IBJ Loans. The amendment increased the amount available to borrow under the revolving credit arrangement by $500,000. The initial $500,000 increase will be reduced by the amount available to borrow to $400,000 on August 1, 2002, to $300,000 on September 1, 2002 and will be reduced to zero on October 31, 2002. At June 3, 2002, the Company had $1,178,202 (after this third amendment) available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of April 12, 2002. The scheduled reductions will be accelerated based on the occurrence or nonoccurrence of certain subsequent events, including the Company's receipt of certain accounts receivable and other financing as well as renegotiation of certain subordinated promissory notes. In addition, the amendment modified certain future financial covenants related to its minimum EBITDA requirement.

   Substantially all domestic assets are pledged under these IBJ Loans. This financing arrangement requires certain financial requirements be maintained such as minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At May 3, 2002, the Company was in compliance with these financial requirements.

   Due to lower than anticipated cash flow during the six months ended November 2, 2001 of fiscal year ended May 3, 2002, the Company extended its current year payment obligations under certain note agreements with former acquired company shareholders (the subordinated promissory notes). The Company obtained approval from IBJ for the modification of the repayment dates of the subordinated notes payable. Notes payable at May 3, 2002 to former JPJ Architects, Inc. shareholders require agreed-upon payments of $94,911 plus interest, $94,911 plus interest and $22,323 plus interest for the quarters ending August 2, 2002, November 1, 2002, and January 31, 2003, respectively. Notes payable at May 3, 2002 to former BL&P shareholder require agreed upon payments of $183,600, plus interest, $183,600 plus interest and $61,200 plus interest for the quarters ending August 2, 2002, November 1, 2002 and January 31, 2003, respectively. Management believes it will be able to repay these notes on their respective due dates or obtain any necessary modifications on terms acceptable to the Company. However, this is a Forward-Looking Statement and no assurances can be given. Further reference is made in Note 5 to the Consolidated Financial Statements.

   Management is continually reviewing its results of operations and forecasted business plan to determine whether additional modifications to the financial covenants in its loan agreements may be required. The Company is also in the process of seeking a new credit facility to replace or renew or extend these IBJ Loans which mature in February 2003. These IBJ Loans are classified as a current liability in the Company's consolidated balance sheets. Management believes it will be able to obtain any necessary amendments, and/or enter into a new facility on terms acceptable to the Company. However, this is a Forward-Looking Statement and no assurances can be given. See cautionary note regarding Forward-Looking Statements on page 2.

   The Company expects to continue expanding its operations through internal growth, issuing equity securities and strategic acquisitions. The Board of Directors approved the sale of 200,000 shares at $15.00 per share of Preferred Stock to be issued during the first six months of fiscal 2003 in order to obtain additional funds for operating needs and repayment of certain debt obligations. The Company believes that its revolving line of credit, the anticipated issuance of equity securities, anticipated funds from future operations coupled with the modifications of repayment terms on certain notes payable discussed in Note 5 to the Consolidated Financial Statements, will be sufficient to meet the Company's operating needs for the next twelve months, but offers no assurances. However, in order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its acquisition strategy will be adversely affected. Additional capital and an increased line of credit may be needed to maintain and grow existing operations.

  Bank of Scotland

   On February 26, 2002, the Company purchased all of the issued and outstanding common stock of HLML for $3.1 million in cash, subordinated promissory notes of $3.7 million and 400,000 shares of the Company's common stock. The cash portion of the purchase price was financed by a Term Loan of $2.9 million between GAIH, a wholly-owned subsidiary of the Company, and Bank of Scotland ("BOS") and $0.2 million in subordinated promissory notes with certain executive officers of the Company.

   The BOS loan matures in January 2007 and bears interest at LIBOR plus 2%. At May 3, 2002, the Company had $2.9 million outstanding bearing interest at 6.3%. BOS required a guarantee of $0.8 million by the Company ($0.25 million is deposited in an account guaranteeing the debt and cannot be used for any other purpose, which is reflected in other noncurrent assets in the Company's consolidated balance sheets) as well as a guarantee of $0.5 million by certain executives and a key officer of the Company.

   This financing arrangement requires certain financial covenants for consolidated GAIH to be maintained such as maximum debt to equity ratio, minimum accounts receivable to debt, minimum EBIT to senior interest, EBITDA to total senior charges and minimum EBIT to total interest. At May 3, 2002 the Company was in compliance with these requirements. Substantially all assets of GAIH and HLML are pledged as collateral under this financial arrangement.

Critical Accounting Policies and Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting the consolidated financial statements relate to revenue recognition under the percentage-of-completion method and the allowance for doubtful accounts.

   The majority of the Company's revenues are recorded from fixed fee contracts on a percentage-of-completion basis based on assumptions regarding estimated direct labor costs to complete. Each month actual labor costs incurred to date are accumulated on each project and estimated labor costs to complete are forecasted for each project. Actual labor costs incurred to date and estimated labor costs to complete are added together to determine projected final labor cost. The percentage complete is determined by dividing the actual labor cost incurred to date by the projected final labor cost. This percentage complete is multiplied by the contract value, net of direct costs, which may include direct subconsultants, travel, printing, etc. to determine the amounts of revenue that can be recognized. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first subject to reasonable estimation. Historically, the majority of the Company's estimates to complete have been materially correct, but these estimates might not continue to be accurate.

   The asset "costs and estimated earnings in excess of billings on uncompleted projects" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted projects" represents billings in excess of revenues recognized.

   Included in accounts receivable on the consolidated balance sheets is a reserve for doubtful accounts. Generally, before the Company does business with a new client, the Company reviews its creditworthiness. Senior management reviews the accounts receivable aging and the status of collection and litigation efforts on a monthly basis to determine if any receivables will be potentially uncollectible. Based on the information available to the Company, we believe the reserve for doubtful accounts as of May 3, 2002 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

   In the normal course of business, the Company is party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, the Company does not believe that the resolution of these matters will have a material effect upon the financial condition, results of operations or cash flows for an interim or annual period.

Contractual Obligation and Commercial Commitments

                                                   Fiscal
                          --------------------------------------------------------
                                                                         2007 and
                             Total       2003     2004-2005  2006-2007  Thereafter
                          ----------- ----------- ---------- ---------- ----------
Total debt............... $16,203,681 $11,262,014 $3,477,661 $1,464,006  $    --
Capital lease obligations     161,259      90,723     70,536         --       --
Operating leases.........   8,811,527   2,917,688  4,137,158  1,717,735   38,946
Other obligations........     150,000     150,000         --         --       --
                          ----------- ----------- ---------- ----------  -------
                          $25,326,467 $14,420,425 $7,685,355 $3,181,741  $38,946
                          =========== =========== ========== ==========  =======

Seasonality

   The Company's operations are not seasonal in nature.

Effects of Inflation

   Due to the relatively low levels of inflation in fiscal years 2000, 2001 and 2002, inflation did not have a significant effect on the Company's results of operations for those periods.

Recently Issued Accounting Standards

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

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS No. 141 did not affect any of the previously reported amounts included in goodwill or other intangible assets. However, the acquisition of HLML in February 2002 was accounted for under SFAS No. 141.

   Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they related to the reporting unit. The Company has completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and has determined that no impairment exists at the effective date of the implementation of the new standard. Fair value of each reporting unit was measured using a valuation by an independent third party as of April 28, 2001 that was based on the market multiples, comparable transactions and discounted cash flow methodologies.

   In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and Long-Lived Assets to be Disposed Of, but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company for fiscal year 2003.

   In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the exception to applying APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to all gains and losses related to extinguishments of debt. In addition, this statement requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company for fiscal year 2004.

   In January 2002, the FASB issued Emerging Issues Task Force ("EITF") 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF 01-14 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the income statement. Currently, the Company accounts for out-of-pocket expenses as reimbursable income. EITF 01-14 is effective for periods beginning after December 31, 2001. Management does not believe EITF 01-14 will have an impact on the consolidated financial statements.

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

   A hypothetical 100 basis point adverse change (increase) in interest rates relating to our revolving credit arrangement and term loan agreement would have decreased pre-tax income for the year ended May 3, 2002 by approximately $87,856.

   Through the operations of GAIH and HLML, the Company has an exposure to foreign currency exchange rate fluctuations primarily between United States Dollar ("USD") and Great Britain Pound ("GBP"). Foreign exchange rates have limited impact on earnings and net assets of the Company since the majority of GAIH and HLML sales and assets and liabilities are denominated in GBP. A 10% deviation (decrease) in conversion of GBP to USD would have decreased the Company's pretax income and net assets for the year ended May 3, 2002 by approximately $33,000 and $191,000, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   Information required by this item with respect to the Company's directors and executive officers and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with
Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference of all information under the captions entitled "Election of Directors", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement (to be filed hereafter) for the Company's Annual Meeting of the Stockholders to be held on September 24, 2002 (the "Proxy Statement").

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

Item 13.  Certain Relationships and Related Transactions

  Related Party Transactions

   The following reflects related party transactions during April 27, 2001 and May 3, 2002:

  . During the year ended April 27, 2001, the Company paid $210,000 to certain affiliate shareholders, under nominee shareholder agreements to redeem a portion of their interest in the Associated Managed Firm.

  . During the year ended April 27, 2001 and May 3, 2002, the Company leased certain warehouse space, which is treated as an operating lease, from certain officers at $3,500 per month. This rent expense is reflected in indirect expenses in the Company's consolidated statements of income.

  . During the year ended May 3, 2002, two executive officers loaned the Company $179,430 related to the acquisition of HLML. These unsecured notes are due in annual installments of $44,858 beginning February 2003, plus interest at 7%, with final payment due February 2006. At May 3, 2002, $179,430 is outstanding of which $44,858 is reflected in current maturities of long-term debt and $134,572 is reflected in long-term debt in the Company's consolidated balance sheets. At May 3, 2002, the Company has $60,000 in notes receivable from the same two executive officers. These notes were advances to these two executive officers. These will be paid during fiscal year 2003. This amount is reflected in trade and other receivables in the Company's consolidated balance sheets.

  . During the year ended May 3, 2002, two executive officers of HLML loaned HLML $354,200. These unsecured notes are due in July 2002 plus interest at 7% of which $177,100 was paid in May 2002. At May 3, 2002, $354,200 is outstanding and is reflected in current maturities of long-term debt in the Company's consolidated balance sheets.

  . During the year ended May 3, 2002, $250,000 was advanced to an executive officer, in connection with the acquisition of HLML, and was subsequently repaid.

  . At May 3, 2002, the Company has two non-compete agreements acquired during the acquisitions of ESS Architects, Inc. and SOTA of $35,417 (original cost, of $100,000 net of accumulated amortization of $64,583) and $266,667 (original cost of $300,000 net of accumulated amortization of $33,333). Those amounts are reflected in non-compete agreements in the Company's consolidated balance sheets.

   In addition, see Item 7, Liquidity and Capital Resources, of this Form 10-K and Note 5 in the Consolidated Financial Statements for information as to subordinated promissory notes payable to former stockholders of acquired companies.

  Joint Ventures

   The Company entered into a joint venture, Leers Weinzapfel Associates/HLM Design Joint Venture, LLC ("Leers/HLM Design"), with Leers Weinzapfel Associates Architects, Inc. during fiscal year April 27, 2001. This joint venture was entered into to manage one project as required by the project owner. The Company has a 67% interest in this joint venture. This joint venture had total revenues of $1,101,201 and $1,172,401 for the fiscal years ending April 27, 2001 and May 3, 2002, respectively. The project is estimated at approximately 35% complete with an estimated completion date of fiscal year ending 2007.

   The Company entered into a joint venture, HLM Design/Brand Sayers Architects Alliance, L.L.P. ("HLM/BSA"), with Brand Sayers Architects, Inc. ("BSA") during fiscal year May 3, 2002 to manage projects for the project owner. Based on a profit sharing agreement with BSA in prior years, 60% of the net profit generated by these projects was retained by the Company. The remaining 40% was due to BSA. During fiscal year 2002, as part of the contract negotiations with the project owner, this new joint venture was formed. The Company has a 51% interest in this joint venture. The joint venture had total revenues of $7,665,061 for the fiscal year ended May 3, 2002. HLM/BSA is currently renegotiating its contract with the project owners and anticipates completion of contract negotiations during fiscal year 2003.

   As the Company controls both joint ventures, the joint ventures are consolidated into the Company's financial statements and the Leers Weinzapfel and Brand Sayers Architects, Inc. interest is accounted for as minority interest. All intercompany receivables, payables, revenues and expenses have been eliminated in consolidation.

   The information required by this item is also furnished by incorporation by reference of all information under the caption "Certain Transactions" in the Proxy Statement.

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

   (b) Reports on Form 8-K during the last quarter of the period covered by this report:

      (1) On March 13, 2002 the Company filed a Current Report on Form 8-K referring to an event occurring on February 26, 2002, pursuant to
          Item 2 of such form reporting the HLM Design International Ltd. acquisition.

      (2) On May 13, 2002 the Company filed a Current Report on Form 8-K/A referring to an event occurring on February 26, 2002, pursuant to
          Item 2 of such form amending the previously reported HLM Design International Ltd. acquisition.

 Exhibit
   No.                                               Description
---------                                            -----------

      3.1 Certificate of Incorporation of the Company, as amended to date (incorporated by reference to
            Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-40617) (the "Form
            S-1")).
      3.2 Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 to the Form
            S-1).
      4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).
      4.2 Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Form
            S-1).
      4.3 Registration Rights Agreement dated as of May 30, 1997 by and among the Company, Pacific
            Capital, L. Equitas, L.P. (incorporated by reference to Exhibit 4.3 to the Form S-1).
      4.4 Registration Rights Agreement dated as of September 10, 1997 by and among the Company and
            Berthel Fisher Company Leasing, Inc. (incorporated by reference to Exhibit 4.4 to the Form S-1).
10.1/(1)/ Management and Services Agreement dated as of May 29, 1997 by and between Hansen Lind Meyer
            Inc. (now HLMNA) and the Company (incorporated by reference to Exhibit 10.1 to the Form S-1).
10.2/(2)/ Stockholders' Agreement dated as of May 29, 1997 by and among Joseph M. Harris, Vernon B.
            Brannon and Hansen Lind Meyer Inc. (now HLMNA) (incorporated by reference to Exhibit 10.4 to the Form S-1).
     10.3 Security Escrow Agreement among the Company, certain security holders and First Union National
            Bank, as escrow agent (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1998 (the "1998 Form 10-K")).
    10.4* Noncompetition Agreement dated as of May 30, 1997 by and between the Company, Hansen Lind
            Meyer Inc. and Joseph M. Harris (incorporated by reference to Exhibit 10.18 to the Form S-1).
    10.5* Noncompetition Agreement dated as of May 30, 1997 by and between the Company, Hansen Lind
            Meyer Inc. and Vernon B. Brannon (incorporated by reference to Exhibit 10.19 to the Form S-1).
     10.6 Guaranty (Limited in Amount) dated as of May 30, 1997 by and among Vernon B. Brannon, Joseph
            M. Harris, and a former director (incorporated by reference to Exhibit 10.20 to the Form S-1).
     10.7 Addendum B to Lease Agreement dated as of May 30, 1997 by and between Berthel Fisher &
            Company Leasing, Inc. and Hansen Lind Meyer, Inc. (incorporated by reference to Exhibit 10.20.1 to the Form S-1).
     10.8 Letter Agreement dated as of January 9, 1998 amending the Berthel Lease (incorporated by reference to Exhibit 10.20.2 to the Form S-1).
     10.9 Security Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company Leasing,
            Inc. and Hansen Lind Meyer Inc. (incorporated by reference to Exhibit 10.21 to the Form S-1).
    10.10 Lease Agreement dated as of May 30, 1997 by and between Berthel Fisher & Company Leasing, Inc.
            and Hansen Lind Meyer Inc. (the "Berthel Lease") (incorporated by reference to Exhibit 10.22 to the Form S-1).
    10.11 HLM Design, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.23 to the 1998 Form
            10-K).
    10.12 HLM Design, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the
            1998 Form 10-K).
   10.13* Employment Agreement between the Company and Joseph M. Harris, as amended to date
            (incorporated by reference to Exhibit 10.25 to the Form S-1).
   10.14* Employment Agreement between the Company and Vernon B. Brannon, as amended to date
            (incorporated by reference to Exhibit 10.26 to the Form S-1).
    10.15 First Amendment to Management and Services Agreement dated as of May 29, 1997 by and between
            HLM Design of Northamerica, Inc. (formerly Hansen Lind Meyer Inc.) and the Company
            (incorporated by reference to Exhibit 10.28 to the Form S-1).

Exhibit
  No.                                             Description
-------                                           -----------
 10.16* Statutory Incentive Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock
          Option Plan between the Company and Joseph M. Harris (incorporated by reference to Exhibit
          10.31 to the 1998 Form 10-K).
 10.17* Statutory Incentive Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock
          Option Plan between the Company and Vernon B. Brannon (incorporated by reference to Exhibit
          10.32 to the 1998 Form 10-K).
 10.18* Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option
          Plan between the Company and Joseph M. Harris (incorporated by reference to Exhibit 10.33 to the 1998 Form 10-K).
 10.19* Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option
          Plan between the Company and Vernon B. Brannon (incorporated by reference to Exhibit 10.34 to the 1998 Form 10-K).
  10.20 Note and Security Agreement dated as of September 10, 1997 by and among the Company, Hansen
          Lind Meyer, Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date (incorporated by reference to Exhibit 10.42 to the Form S-1).
  10.21 Note and Security Agreement dated as of September 16, 1997 by and among the Company, Hansen
          Lind Meyer, Inc., certain individual guarantors and Berthel Fisher & Company Leasing, Inc., as amended to date (incorporated by reference to Exhibit 10.43 to the Form S-1).
  10.22 Lease Agreement dated as of December 18, 1995 between CTHL Properties and Hanson Lind
          Meyer, Inc. (incorporated by reference to Exhibit 10.49 to the Form S-1).
  10.23 Promissory Note dated as of March 20, 1997 issued by Hansen Lind Meyer, Inc. in favor of Joseph
          M. Harris, as extended to date (incorporated by reference to Exhibit 10.50 to the Form S-1).
  10.24 Promissory Note dated as of March 20, 1997 issued by Hansen Lind Meyer, Inc. in favor of Vernon
          B. Brannon, as extended to date (incorporated by reference to Exhibit 10.51 to the Form S-1).
  10.25 Second Amendment to Management and Services Agreement dated as of June 5, 1998 by and between HLM Design of Northamerica, Inc. and the Company (incorporated by reference to
          Exhibit 10.55 to the Form S-1).
  10.26 Letter Agreement among Messrs. Harris and Brannon, Berthel Leasing and the Company
          (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
  10.27 Nonstatutory Stock Option Agreement and Grant pursuant to HLM Design, Inc. 1998 Stock Option
          Plan between the Company and Fred Pounds (incorporated by reference to Exhibit 10.59 to the
          1999 Form 10-K).
  10.28 Promissory Note made by the Company in favor of First Charter National Bank dated as of March
          26, 1999 (incorporated by reference to Exhibit 10.60 to the 1999 Form 10-K).
  10.29 Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty, and Security Agreement dated as of February 7, 2000 between HLM Design, Inc. and IBJ Whitehall Business Credit Corporation
          (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for
          the fiscal year ended April 28, 2000 (the "2000 Form 10-K")).
10.29.1 First Amendment dated as of June 29, 2001 to Revolving Credit, Term Loan, Capital Expenditure
          Loan, Guaranty and Security Agreement (incorporated by reference to Exhibit 10.1 to the Form
          10-Q filed on September 17, 2001).
10.29.2 Second Amendment dated as of December 17, 2001 to Revolving Credit, Term Loan, Capital
          Expenditure Loan, Guaranty and Security Agreement (incorporated by reference to Exhibit
          10.29.2 to the Form 10-Q filed December 17, 2001).
10.29.3 Third Amendment dated as of June 3, 2002 to Revolving Credit, Term Loan, Capital Expenditure
          Loan, Guaranty and Security Agreement.

 Exhibit
   No.                                                 Description
----------                                             -----------
     10.30 Stock Purchase Agreement dated as of October 30, 1998 among the Company, Bill D. Smith, FAIA,
             Walter J. Viney, AIA, Richard E. Morgan, AIA, Weldon W. Nash, Jr., FCSI, Ken G. Rowley,
             AIA, Douglas R. Bissell, AIA, Paul H. Woodard, AIA, Jan G. Blackmon, FAIA, and JPJ
             Architect, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on
             November 16, 1998).
     10.31 Stock Purchase Agreement dated as of April 28, 2000 among HLM Design, Inc., BL&P Engineers,
             Inc. and Scott Brady, PE (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on May 15, 2000).
    10.32* The Goodwill Purchase Agreement dated as of April 28, 2000 by and between HLM Design, Inc.
             and Scott L. Brady (incorporated by reference to Exhibit 10.45 to the 2000 Form 10-K).
     10.33 Stock Purchase Agreement dated as of December 18, 2001 among CD Liddle and others, G.A.
             Design International Holdings Ltd., HLM Architects Limited and HLM Design, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 13, 2002).
     10.34 Supplemental Agreement to the Stock Purchase Agreement among CD Liddle and others, G.A.
             Design International Holdings Ltd., HLM Architects Limited and HLM Design, Inc. dated as of
             February 22, 2002 (incorporated by reference to Exhibit 2.2 to Form 8-K filed on March 13,
             2002).
     10.35 Facility Letter between Bank of Scotland and G.A. Design International Holdings Ltd. (incorporated by reference to Exhibit 4.10 to Form 8-K filed on March 13, 2002).
     10.36 Intercreditor Deed dated February 15, 2002 among Bank of Scotland and the subordinated creditors, and G.A. Design International Holdings Ltd. (incorporated by reference to Exhibit 4.11 to Form 8-
             K filed on March 13, 2002).
10.37/(3)/ Put and Call Options Agreement between HLM Design, Inc. and Nicholas John Beecroft dated as of
             December 18, 2001 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13,
             2002).
      21.1 Subsidiaries of the Company.
        23 Consent of Deloitte & Touche LLP.
        24 Certification of Principal Executive Officer and Principal Financial Officer

--------
*  Executive Management Contract.
(1) The Company has entered into substantially identical Management and Services Agreements with each of its other Managed Firms--HLMUSA, HLMAEP, JPJ, GAIH, HLML and BL&P (in addition to those filed as Exhibit 10.1, as amended (see Exhibits 10.15 and 10.25)).
(2) The other Managed Firms--HLMUSA and HLMAEP (but not including JPJ, GAIH, HLML and BL&P, which are subsidiaries of the Company) have entered into substantially identical Stockholders' Agreements with their respective individual stockholders (in addition to those filed as Exhibits 10.2).
(3) The Company entered into substantially identical Put and Call Option Agreements with the other former shareholders of HLM Architects, Limited.

                        INDEX TO FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES:

   INDEPENDENT AUDITORS' REPORT.............................................................
                                                                                             F-2
   FINANCIAL STATEMENTS:
   Consolidated Balance Sheets at April 27, 2001 and May 3, 2002............................ F-3
   Consolidated Statements of Income for the Years Ended April 28, 2000, April 27, 2001
     and May 3, 2002........................................................................ F-4
   Consolidated Statements of Stockholders' Equity for the Years Ended April 28, 2000,
     April 27, 2001 and May 3, 2002......................................................... F-5
   Consolidated Statements of Cash Flows for the Years Ended April 28, 2000, April 27, 2001
     and May 3, 2002........................................................................ F-6
   Notes to Consolidated Financial Statements............................................... F-7

                         INDEPENDENT AUDITORS' REPORT

Board of Directors HLM Design, Inc. Charlotte, North Carolina

   We have audited the accompanying consolidated balance sheets of HLM Design, Inc. and Subsidiaries and Affiliates (the "Company") as of April 27, 2001 and May 3, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 3, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 27, 2001 and May 3, 2002, and the results of its operations and its cash flows for each of the three years in the period ended May 3, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Charlotte, North Carolina
July 19, 2002

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                          CONSOLIDATED BALANCE SHEETS

                        April 27, 2001 and May 3, 2002

                                                                                                    April 27, 2001 May 3, 2002
                                                                                                       (Note 1)     (Note 1)
                                                                                                    -------------- -----------
ASSETS (Note 5)
CURRENT ASSETS:
   Cash............................................................................................  $   243,148   $   460,870
   Trade and other receivables, less allowance for doubtful accounts at April 27, 2001 and May 3,
    2002 of $1,249,654 and $1,768,221, respectively (Notes 1 and 8)................................   11,454,212    13,856,090
   Costs and estimated earnings in excess of billings on uncompleted projects (Notes 1 and 3)......   10,290,799     7,639,530
   Refundable income taxes.........................................................................      673,915            --
   Prepaid expenses and other......................................................................      749,484     1,261,092
                                                                                                     -----------   -----------
      Total current assets.........................................................................   23,411,558    23,217,582
OTHER ASSETS:
   Goodwill, less accumulated amortization at April 27, 2001 of $1,475,570 (Notes 1, 2 and 4)......   12,166,149    20,834,104
   Non-compete agreements, net (Notes 4 and 8).....................................................       60,417       302,084
   Deferred income taxes (Note 9)..................................................................      591,565       531,661
   Other noncurrent assets (Note 5)................................................................      428,220     1,061,272
                                                                                                     -----------   -----------
      Total other assets...........................................................................   13,246,351    22,729,121
PROPERTY AND EQUIPMENT:
   Leasehold improvements..........................................................................    1,925,075     2,471,340
   Furniture and fixtures and computer equipment...................................................    4,523,544     5,250,567
                                                                                                     -----------   -----------
      Total property and equipment.................................................................    6,448,619     7,721,907
   Less accumulated depreciation and amortization..................................................    4,362,817     5,758,626
                                                                                                     -----------   -----------
      Property and equipment, net..................................................................    2,085,802     1,963,281
                                                                                                     -----------   -----------
TOTAL ASSETS.......................................................................................  $38,743,711   $47,909,984
                                                                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt (Notes 5 and 8)............................................  $ 1,848,248   $11,262,014
   Accounts payable................................................................................    8,838,576    10,525,274
   Accrued expenses and other......................................................................      806,186     2,156,163
   Accrued payroll.................................................................................      812,465     1,056,328
   Income taxes payable............................................................................           --       567,555
   Billings in excess of costs and estimated earnings on uncompleted projects (Notes 1 and 3)......    1,646,954     2,282,782
   Deferred income taxes (Note 9)..................................................................    3,264,490     2,357,550
                                                                                                     -----------   -----------
      Total current liabilities....................................................................   17,216,919    30,207,666
LONG-TERM DEBT (Notes 5 and 8).....................................................................   10,592,714     4,941,667
MINORITY INTEREST (Note 13)........................................................................       25,701        99,015
OTHER (Note 1).....................................................................................      138,050       138,050
                                                                                                     -----------   -----------
TOTAL LIABILITIES..................................................................................   27,973,384    35,386,398
                                                                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)
STOCKHOLDERS' EQUITY (Notes 10 and 11):
   Preferred stock, $.10 par value, voting, authorized 1,000,000 shares, no shares outstanding.....           --            --
   Common stock, $ .001 par value, voting, authorized 9,000,000 shares; issued 2,426,330 and
    2,939,082 at April 27, 2001 and May 3, 2002, respectively (includes 227,221 and 620,998 shares to be issued on a delayed delivery schedule at April 27, 2001 and May 3, 2002,
    respectively)..................................................................................        2,427         2,939
   Additional paid-in capital......................................................................    7,744,023     9,467,106
   Retained earnings...............................................................................    3,066,074     3,069,407
   Accumulated other comprehensive loss............................................................      (42,197)      (15,866)
                                                                                                     -----------   -----------
      Total stockholders' equity...................................................................   10,770,327    12,523,586
                                                                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................................  $38,743,711   $47,909,984
                                                                                                     ===========   ===========

                See Notes to Consolidated Financial Statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                       CONSOLIDATED STATEMENTS OF INCOME

          Years Ended April 28, 2000, April 27, 2001 and May 3, 2002

                                                                         Years Ended
                                                            -------------------------------------
                                                             April 28,    April 27,      May 3,
                                                               2000         2001          2002
                                                            -----------  -----------  -----------
REVENUES (Note 1):                                           (Note 1)     (Note 1)      (Note 1)
    Fee income............................................. $49,138,344  $60,288,709  $59,316,113
    Reimbursable income....................................   3,963,317    4,002,653    4,019,553
                                                            -----------  -----------  -----------
       Total revenues......................................  53,101,661   64,291,362   63,335,666
                                                            -----------  -----------  -----------
CONSULTANT EXPENSES........................................  15,024,032   19,559,667   21,355,399
                                                            -----------  -----------  -----------
PROJECT EXPENSES:
    Direct expenses........................................   1,050,512    1,112,544    1,102,243
    Reimbursable expenses..................................   2,146,672    2,203,142    2,261,106
                                                            -----------  -----------  -----------
       Total project expenses..............................   3,197,184    3,315,686    3,363,349
                                                            -----------  -----------  -----------
NET PRODUCTION INCOME......................................  34,880,445   41,416,009   38,616,918
DIRECT LABOR...............................................  10,578,082   13,223,850   12,674,362
INDIRECT EXPENSES (Note 8).................................  21,345,283   24,787,155   24,286,439
                                                            -----------  -----------  -----------
OPERATING INCOME...........................................   2,957,080    3,405,004    1,656,117
                                                            -----------  -----------  -----------
OTHER INCOME (EXPENSE):
    Interest income........................................       4,350        5,212        4,072
    Interest expense.......................................  (1,124,757)  (1,739,353)  (1,196,339)
                                                            -----------  -----------  -----------
       Total other expense, net............................  (1,120,407)  (1,734,141)  (1,192,267)
                                                            -----------  -----------  -----------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
 EXTRAORDINARY ITEMS.......................................   1,836,673    1,670,863      463,850
INCOME TAXES (Note 9):
    Current tax expense (benefit)..........................   1,964,064   (1,582,140)   1,234,238
    Deferred tax (benefit) expense.........................  (1,110,170)   2,486,045     (847,036)
                                                            -----------  -----------  -----------
       Total income tax expense............................     853,894      903,905      387,202
                                                            -----------  -----------  -----------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY
 ITEMS.....................................................     982,779      766,958       76,648
MINORITY INTEREST IN EARNINGS (Note 13)....................          --       25,701       73,315
                                                            -----------  -----------  -----------
INCOME BEFORE EXTRAORDINARY ITEMS..........................     982,779      741,257        3,333
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
 NET OF TAX BENEFIT OF $128,004 IN 2000 (Note 5)...........    (228,355)          --           --
                                                            -----------  -----------  -----------
NET INCOME................................................. $   754,424  $   741,257  $     3,333
                                                            ===========  ===========  ===========
NET INCOME PER SHARE (Note 1)--BASIC:
    Income before extraordinary items...................... $      0.42  $      0.31  $      0.00
    Extraordinary loss from early extinguishment of debt...       (0.10)          --           --
                                                            -----------  -----------  -----------
       Net income.......................................... $      0.32  $      0.31  $      0.00
                                                            ===========  ===========  ===========
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA............   2,352,856    2,415,238    2,599,712
                                                            ===========  ===========  ===========
NET INCOME PER SHARE (Note 1)--DILUTED:
    Income before extraordinary items...................... $      0.42  $      0.30  $      0.00
    Extraordinary loss from early extinguishment of debt...       (0.10)          --           --
                                                            -----------  -----------  -----------
       Net income.......................................... $      0.32  $      0.30  $      0.00
                                                            ===========  ===========  ===========
NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA............   2,362,471    2,437,611    2,601,155
                                                            ===========  ===========  ===========

                See Notes to Consolidated Financial Statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          Years Ended April 28, 2000, April 27, 2001 and May 3, 2002

                                                                              Accumulated
                                        Common Stock   Additional                Other         Total
                                      ----------------  Paid-In    Retained  Comprehensive Stockholders'
                                       Shares   Amount  Capital    Earnings      Loss         Equity
                                      --------- ------ ---------- ---------- ------------- -------------
BALANCE, APRIL 30, 1999.............. 2,345,077 $2,345 $7,410,064 $1,570,393   $   (662)    $ 8,982,140
  Issuance of common stock under the
   employee stock purchase plan......    14,898     15     40,197         --         --          40,212
  Comprehensive income:
    Net income.......................        --     --         --    754,424         --              --
    Foreign currency translation
     adjustment......................        --     --         --         --     (8,783)             --
  Total comprehensive income.........        --     --         --         --         --         745,641
                                      --------- ------ ---------- ----------   --------     -----------
BALANCE, APRIL 28, 2000.............. 2,359,975  2,360  7,450,261  2,324,817     (9,445)      9,767,993
  Issuance of common stock under the
   employee stock purchase plan......    16,355     17     37,562         --         --          37,579
  Issuance of common stock for
   purchase of BL&P Engineers, Inc.
   (Note 2)..........................    50,000     50    256,200         --         --         256,250
  Comprehensive income:
    Net income.......................        --     --         --    741,257         --              --
    Foreign currency translation
     adjustment......................        --     --         --         --    (32,752)             --
  Total comprehensive income.........        --     --         --         --         --         708,505
                                      --------- ------ ---------- ----------   --------     -----------
BALANCE, APRIL 27, 2001.............. 2,426,330  2,427  7,744,023  3,066,074    (42,197)     10,770,327
  Issuance of common stock for
   purchase of SOTA Software
   Systems, Inc. ("SOTA")............    90,000     90    211,440         --         --         211,530
  Issuance of common stock, for
   purchase of HLM Design
   International Ltd. ("HLML")
   (Note 2)..........................   400,000    400  1,467,601         --         --       1,468,001
  Issuance of common stock under the
   employee stock purchase plan......    22,752     22     44,042         --         --          44,064
  Comprehensive income:
    Net income.......................        --     --         --      3,333         --              --
    Foreign currency translation
     adjustment......................        --     --         --         --     26,331              --
  Total comprehensive income.........        --     --         --         --         --          29,664
                                      --------- ------ ---------- ----------   --------     -----------
BALANCE, MAY 3, 2002................. 2,939,082 $2,939 $9,467,106 $3,069,407   $(15,866)    $12,523,586
                                      ========= ====== ========== ==========   ========     ===========

                See Notes to Consolidated Financial Statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          Years Ended April 28, 2000, April 27, 2001 and May 3, 2002

                                                                                                                Years Ended
                                                                                                   -------------------------
                                                                                                    April 28,    April 27,
                                                                                                      2000         2001
                                                                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               (Note 1)     (Note 1)
  Net income...................................................................................... $   754,424  $   741,257
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Extraordinary item for early extinguishment of debt-net of tax benefit.........................     228,355           --
   Depreciation...................................................................................     895,778      968,146
   Amortization of intangible assets..............................................................     429,569      661,457
   Amortization of deferred loan fees.............................................................     104,372      204,220
   Deferred income taxes..........................................................................  (1,110,170)   2,486,045
   Other..........................................................................................     (21,330)      25,701
   Changes in certain working capital items, net of acquired assets, which (used) provided cash:
    Trade and other receivables...................................................................  (2,906,458)     690,646
    Costs and estimated earnings in excess of billings on uncompleted projects....................    (913,120)  (1,782,739)
    Prepaid expenses and other assets.............................................................    (978,208)     277,100
    Accounts payable..............................................................................   2,324,979    1,188,047
    Accrued expenses, payroll and other...........................................................    (689,221)  (1,164,506)
    Income taxes payable..........................................................................     647,519   (1,107,935)
    Billings in excess of costs and estimated earnings on uncompleted projects....................  (1,427,146)    (105,782)
                                                                                                   -----------  -----------
      Net cash (used in) provided by operating activities.........................................  (2,660,657)   3,081,657
                                                                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............................................................    (880,945)    (748,455)
  Payment for purchase of HLML, net of cash acquired..............................................          --           --
  Payment of purchase of ESS Architects, Inc., net of cash acquired...............................    (153,993)          --
  Payment for purchase of SOTA, net of cash acquired..............................................          --           --
  Payment for purchase of BL&P, net of cash acquired..............................................          --   (2,135,394)
                                                                                                   -----------  -----------
      Net cash used in investing activities.......................................................  (1,034,938)  (2,883,849)
                                                                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit................................................................  (3,118,336)          --
  Net borrowings on revolving credit facility.....................................................   7,257,470      933,561
  Proceeds from issuance of common stock under the employee stock purchase plan...................      40,212       37,579
  Proceeds from long-term borrowings..............................................................   2,000,000           --
  Payments on long-term borrowings................................................................  (2,448,710)  (1,211,416)
                                                                                                   -----------  -----------
      Net cash provided by (used in) financing activities.........................................   3,730,636     (240,276)
                                                                                                   -----------  -----------
INCREASE (DECREASE) IN CASH.......................................................................      35,041      (42,468)
CASH BALANCE:
  Beginning of year...............................................................................     250,575      285,616
                                                                                                   -----------  -----------
  End of year..................................................................................... $   285,616  $   243,148
                                                                                                   ===========  ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
   Interest....................................................................................... $ 1,273,453  $ 1,635,968
   Income taxes................................................................................... $ 1,255,009  $     8,019
NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Acquisition of HLML:
   Notes payable issued to HLML shareholders......................................................
   Fair value of assets acquired and liabilities assumed, net.....................................
   Common stock to be issued on delayed delivery schedule.........................................
  Acquisition of SOTA:
   Fair value of assets acquired and liabilities assumed, net.....................................
   Common stock to be issued on a delayed delivery basis..........................................
  Acquisition of BL&P (net of imputed interest):
   Notes payable issued to BL&P shareholders......................................................              $ 1,871,496
   Fair value of assets acquired and liabilities assumed, net.....................................              $   281,126
   Common stock to be issued on delayed delivery schedule.........................................              $   256,250
  Payment of note payable with trade accounts receivable..........................................
  Debt incurred for purchases of property and equipment...........................................


                                                                                                      May 3,
                                                                                                       2002
                                                                                                   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                (Note 1)
  Net income...................................................................................... $     3,333
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Extraordinary item for early extinguishment of debt-net of tax benefit.........................          --
   Depreciation...................................................................................   1,395,809
   Amortization of intangible assets..............................................................      58,333
   Amortization of deferred loan fees.............................................................     218,493
   Deferred income taxes..........................................................................    (815,159)
   Other..........................................................................................      73,314
   Changes in certain working capital items, net of acquired assets, which (used) provided cash:
    Trade and other receivables...................................................................    (484,370)
    Costs and estimated earnings in excess of billings on uncompleted projects....................   2,651,269
    Prepaid expenses and other assets.............................................................    (749,078)
    Accounts payable..............................................................................     671,529
    Accrued expenses, payroll and other...........................................................    (523,243)
    Income taxes payable..........................................................................   1,343,902
    Billings in excess of costs and estimated earnings on uncompleted projects....................     107,362
                                                                                                   -----------
      Net cash (used in) provided by operating activities.........................................   3,951,494
                                                                                                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............................................................    (763,091)
  Payment for purchase of HLML, net of cash acquired..............................................  (2,763,439)
  Payment of purchase of ESS Architects, Inc., net of cash acquired...............................          --
  Payment for purchase of SOTA, net of cash acquired..............................................    (141,576)
  Payment for purchase of BL&P, net of cash acquired..............................................          --
                                                                                                   -----------
      Net cash used in investing activities.......................................................  (3,668,106)
                                                                                                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit................................................................          --
  Net borrowings on revolving credit facility.....................................................  (2,034,913)
  Proceeds from issuance of common stock under the employee stock purchase plan...................      44,064
  Proceeds from long-term borrowings..............................................................   3,413,033
  Payments on long-term borrowings................................................................  (1,487,850)
                                                                                                   -----------
      Net cash provided by (used in) financing activities.........................................     (65,666)
                                                                                                   -----------
INCREASE (DECREASE) IN CASH.......................................................................     217,722
CASH BALANCE:
  Beginning of year...............................................................................     243,148
                                                                                                   -----------
  End of year..................................................................................... $   460,870
                                                                                                   ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
   Interest....................................................................................... $ 1,269,472
   Income taxes................................................................................... $   672,104
NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Acquisition of HLML:
   Notes payable issued to HLML shareholders...................................................... $ 3,617,594
   Fair value of assets acquired and liabilities assumed, net..................................... $   342,529
   Common stock to be issued on delayed delivery schedule......................................... $ 1,468,000
  Acquisition of SOTA:
   Fair value of assets acquired and liabilities assumed, net..................................... $   243,669
   Common stock to be issued on a delayed delivery basis.......................................... $   211,530
  Acquisition of BL&P (net of imputed interest):
   Notes payable issued to BL&P shareholders......................................................
   Fair value of assets acquired and liabilities assumed, net.....................................
   Common stock to be issued on delayed delivery schedule.........................................
  Payment of note payable with trade accounts receivable.......................................... $   237,213
  Debt incurred for purchases of property and equipment........................................... $   137,870

                See Notes to Consolidated Financial Statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Years Ended April 28, 2000, April 27, 2001 and May 3, 2002


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business--HLM Design, Inc. ( "HLM Design") and Subsidiaries and Affiliates ("the Company") provides management and services to architectural, engineering and planning design entities ("Managed Firms") under long-term management and services agreements ("MSAs"). As of May 3, 2002, the Company had wholly-owned subsidiaries and affiliates as follows:

   Affiliates

  .   HLM Design of North America, Inc. ("HLMNA")

  .   HLM Design USA, Inc. ("HLMUSA")

  .   HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP")

   Subsidiaries

  .   JPJ Architects, Inc. ("JPJ")

  .   G.A. Design International Holdings, Ltd. ("GAIH")

  .   HLM Design International Ltd. ("HLML")

  .   BL&P Engineers, Inc. ("BL&P")

   The MSAs are for a term of 40 years. HLM Design is the sole and exclusive manager and administrator of all of the Managed Firms' day-to-day business functions including financial planning, facilities, equipment and supplies, management and administrative services (including bookkeeping and accounts), general administration services, contract negotiation and administration for all non-architectural and non-engineering aspects of all agreements pertaining to the provision of architectural and engineering services by Managed Firms to third parties, personnel, maintenance, architectural and engineering recruiting and training, insurance, billing and marketing support. In connection with these services, HLM Design receives all but 1% of the Managed Firm's positive cash flow (as determined in accordance with accounting principles generally accepted in the United States of America).

   In addition, the Company has a wholly-owned subsidiary, SOTA Software Systems, Inc. ("SOTA"), which is a software company.

  Financial Statement Presentation

   The consolidated financial statements are presented pursuant to Emerging Issues Task Force 97-2 ("EITF 97-2"), Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. HLM Design's management services agreements ("MSAs") with its Managed Firms satisfy the following requirements for controlling financial interest as prescribed in EITF 97-2:

  . The MSAs' term of 40 years represents the life of the entity or a period of ten years or more;

  . The MSAs are not terminable by the Managed Firms, except in cases of gross negligence, fraud or other illegal acts by HLM Design, or bankruptcy of HLM Design;

  . HLM Design has exclusive authority over all decision making related to ongoing, major or central operations of the Managed Firms;

  . HLM Design has exclusive authority over all decision making related to the total compensation of the licensed professionals as well as the ability to establish and implement guidelines for the selection, hiring and termination of such personnel;

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

  .   The MSAs are unilaterally salable or transferable by HLM Design;

  . HLM Design has the right to receive income in an amount that fluctuates based on the financial performance of the Managed Firms.

   The financial statements include the accounts of the Company consolidated with the accounts of the Managed Firms, including JPJ, GAIH, BL&P and HLML (see
Note 2) from their respective dates of acquisition. All significant balances and transactions between the Company and the Managed Firms have been eliminated in the consolidated financial statements.

   The Company provides architectural and engineering consulting and design services from offices in Iowa City, Iowa; Chicago, Illinois; Denver, Colorado; Orlando, Florida; Dallas, Texas; Atlanta, Georgia; Bethesda, Maryland; Philadelphia, Pennsylvania; San Francisco, California; Charlotte, North Carolina; London, U.K.; Glasgow, U.K.; Sheffield, U.K. and Twickenham, U.K.

   The Company currently has international operations only in the U.K. The Company operates in one segment, which encompasses architectural, engineering and planning services.

   Fiscal Year-End Policy--The Company uses a 52-53 week fiscal year for accounting purposes which defines the fiscal year-end date as the Friday nearest the end of April. For fiscal years 2000 and 2001, the year-ends were April 28 and April 27, respectively, each containing 52 weeks. For fiscal year ended May 3, 2002, the year contained 53 weeks.

   Operating Cycle--Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, as these assets and liabilities are expected to be realized in cash, sold or consumed within one year and these liabilities will be discharged by use of current assets or the creation of other liabilities within one year. These assets and liabilities will be liquidated in the normal course of contract completion, although the completion of some contracts may require more than one year.

   Allowance for Doubtful Accounts--Included in accounts receivable on the consolidated balance sheets is a reserve for doubtful accounts. Generally, before the Company does business with a new client, the Company reviews its creditworthiness. Senior management reviews the accounts receivable aging and the status of collection and litigation efforts on a monthly basis to determine if any receivables will be potentially uncollectible. Based on the information available to the Company, we believe the reserve for doubtful accounts as of May 3, 2002 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

   Costs and Estimated Earnings in Excess of Billings on Uncompleted Projects, Billings in Excess of Costs and Estimated Earnings on Uncompleted Projects--The asset "costs and estimated earnings in excess of billings on uncompleted projects" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted projects" represents billings in excess of revenues recognized.

   Goodwill--In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS No. 141 did not

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES affect any of the previously reported amounts included in goodwill or other intangible assets. However, the acquisition of HLML in February 2002 was accounted for under SFAS No. 141.

   Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units as well as other assets and liabilities, to the extent that they related to the reporting unit. As required by SFAS No. 142, subsequent impairment losses, if any, would be classified as an indirect expense on the Company's consolidated statements of income. The Company completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and determined that no impairment existed at the effective date of the implementation of the new standard. The Company also completed its annual goodwill impairment test as of May 3, 2002 and determined that no impairment existed as of that date. Fair value of each reporting unit was measured using a valuation by an independent third party as of April 28, 2001 and May 3, 2002, which were based on the market multiples, comparable transactions and discounted cash flow methodologies.

   These valuations indicated an aggregate fair value of the reporting units significantly in excess of the Company's market capitalization as of April 28, 2001 and May 3, 2002. The Company believes the market capitalization is not representative of the fair value of the Company because the Common Stock of the Company is not actively traded.

   Annually, the Company will obtain an independent valuation and perform a goodwill impairment test. At least quarterly, management will evaluate to determine if an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company, if appropriate, will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

   Impairment indicators which may be considered include, but are not limited to, the following:

  .   A significant adverse change in legal factors or in the business climate

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


                   Computer equipment and software 3-5 years
                   Furniture and fixtures.........   5 years

 Leasehold improvements Lease term, not to exceed the useful life of the asset

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

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

   Revenue Recognition--The majority of the Company's revenues are recorded from fixed fee contracts on a percentage of completion basis based on assumptions regarding estimated direct labor costs to complete. Each month actual labor costs incurred to date are accumulated on each project and estimated labor costs to complete are forecasted for each project. Actual labor costs incurred to date and estimated labor costs to complete are added together to determine projected final labor cost. The percentage complete is determined by dividing the actual labor cost incurred to date by the projected final labor cost. This percentage complete is multiplied by the contract value, net of direct costs, which may include direct subconsultants, travel, printing, etc. to determine the amounts of revenue that can be recognized. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first subject to reasonable estimation. Historically, the majority of the Company's estimates to complete have been materially correct, but these estimates might not continue to be accurate.

   Reimbursable Income--Reimbursable income represents the amounts billed to clients for reimbursable expenses such as printing costs, airfare, mileage, hotel stays, out-of-town meals and consultant expenses, including contractually permitted mark-ups.

   Consultant Expenses--Consultant expenses represent costs paid to consultants to perform certain architectural, engineering and design functions.

   Net Income Per Share--The calculation of diluted net income per share considers the potential dilutive effect of warrants to purchase shares of common stock at $0.01 per share as well as stock options to purchase shares of Common Stock which were outstanding from May 1, 1998 to May 3, 2002. For the years ended April 28, 2000, April 27, 2001 and May 3, 2002, the dilutive effect of stock options was 9,615, 22,373 and 1,442, respectively. The dilutive effect of warrants had no effect on net income per share for any period presented.

   Financial Instruments--The carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value because of the short maturities of these instruments. See Note 5 as to fair value of the Company's financing arrangements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting the accompanying consolidated financial statements relate to revenue recognition under the percentage-of-completion method and the allowance for doubtful accounts.

   Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As of April 28, 2001, the Company adopted SFAS No. 133. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company for fiscal year 2003.

   In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the exception to applying APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to all gains and losses related to extinguishments of debt. In addition, this statement requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company for fiscal year 2004.

   In January 2002, FASB issued Emerging Issues Task Force ("EITF") 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF 01-14 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the income statement. Currently, the Company accounts for out-of-pocket expenses as reimbursable income. EITF 01-14 is effective for periods beginning after December 31, 2001. Management does not believe EITF 01-14 will have an impact on the consolidated financial statements.

   Reclassifications--Certain reclassifications have been made to the fiscal 2000 and 2001 financial statements to conform to fiscal 2002 presentation.

2.  BUSINESS ACQUISITIONS

  ESS Architects, Inc.

   On September 16, 1999, HLM Design purchased all the issued and outstanding common stock of ESS Architects, Inc. ("ESS") for a combination of cash and promissory notes for a total of $425,000 ($219,167

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES represents notes payable, net of imputed interest, issued to ESS shareholders). The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date resulting in an allocation of goodwill of approximately $515,450. The pro forma effect, assuming the purchase had occurred at the beginning of fiscal year ended 2000, would not be material to the Company's results of operations. In December 1999, ESS was merged into HLMUSA.


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

   The Stock Purchase Agreement ("Agreement") provides for, among other things, the delivery to BL&P's former stockholder of 30% of the number of shares of the stock on each of April 29, 2002 and April 29, 2003 and 40% of the number of shares of stock on April 29, 2004. The Notes provide for payment of 30% of the principal amount on each of October 29, 2001 and April 29, 2003 and 40% of the principal amount on April 29, 2004 (see Note 5 for modification of payment terms). Following the consummation of the Agreement, the Company and BL&P entered into a Management and Services Agreement, whereby the Company will manage all aspects of BL&P other than the provision of professional engineering services.

   In addition, the Company paid BL&P's debt of $0.76 million upon closing.

   The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date.

                         Working capital.. $  662,344
                         Other assets.....     79,964
                         Other liabilities   (461,180)
                         Goodwill.........  4,536,591
                                           ----------
                         Total............ $4,817,719
                                           ==========

   The following unaudited proforma financial data is presented as if the transaction occurred at the beginning of the year:

                                            April 28,
                                            Year Ended
                                               2000
                                            -----------
                        Revenues........... $58,518,294
                                            ===========
                        Net income......... $   842,182
                                            ===========
                        Earnings Per Share:
                           Basic........... $      0.35
                                            ===========
                           Diluted......... $      0.35
                                            ===========

  HLM Design International Ltd. ("HLML")

   As of February 26, 2002, the Company purchased all of the issued and outstanding common stock of HLML (previously not affiliated with the Company) for $3.1 million in cash, subordinated promissory notes bearing

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES interest at 7 percent in the aggregate amount of $3.7 million (the "HLML Notes") and 400,000 shares of the Company's Common Stock having a value of $1.5 million to be delivered on a delayed delivery basis.

   The Stock Purchase Agreement ("Agreement") provides for, among other things, the delivery to HLML's former stockholders 25% of the number of shares of the common stock on each of February 26, 2003, February 26, 2004, February 26, 2005 and February 26, 2006. HLML Notes totaling $3.2 million provide for payment of 42.2% of the principal amount on each of February 26, 2003 and 2004 and 7.8% of the principal amount on February 26, 2005 and 2006. A note for $0.2 million provides for six-month installments beginning August 26, 2002 with final payment on February 26, 2006. A note for $0.3 million provides for payment on September 4, 2002. All promissory note payments will be made provided there exists sufficient cash flow in HLML as defined in the HLML Notes. The cash portion of the purchase price has been financed primarily by a Term Loan of $2.9 million between GAIH, a wholly-owned subsidiary of the Company, and Bank of Scotland dated as of February 15, 2002, and $0.2 million in subordinated promissory notes with certain executive officers of the Company. Following the consummation of the Agreement, the Company and HLML entered into a Management and Services Agreement, whereby the Company will manage all aspects of HLML other than the provision of professional architectural services.

   The acquisition has been accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date.

                     Working capital deficiency $ (102,020)
                     Other assets..............    504,205
                     Goodwill..................  8,544,491
                                                ----------
                     Total..................... $8,946,676
                                                ==========

   The following unaudited proforma financial data is presented as if the transaction occurred at the beginning of each of the respective years:

                                                Years Ended
                                        --------------------------
                                        April 27, 2001 May 3, 2002
                                        -------------- -----------
             Revenues..................  $76,898,442   $70,645,610
                                         ===========   ===========
             Net income (loss).........  $ 1,763,845   $(1,138,265)
                                         ===========   ===========
             Earnings (Loss) Per Share:
                Basic..................  $      0.63   $     (0.39)
                                         ===========   ===========
                Diluted................  $      0.62   $     (0.39)
                                         ===========   ===========

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

3.  CONTRACTS IN PROGRESS

   Information relative to contracts in progress is as follows:

                                                             April 27,      May 3,
                                                               2001          2002
                                                            ------------ ------------
Costs incurred on uncompleted projects (excluding overhead) $ 90,748,745 $137,392,893
Estimated earnings thereon.................................   78,152,450  101,121,913
                                                            ------------ ------------
Total......................................................  168,901,195  238,514,806
Less billings to date......................................  160,257,350  233,158,058
                                                            ------------ ------------
Net underbillings.......................................... $  8,643,845 $  5,356,748
                                                            ============ ============

   Net underbillings are included in the accompanying balance sheets as follows:

                                                                   April 27,      May 3,
                                                                     2001          2002
                                                                  -----------  -----------
Costs and estimated earnings in excess of billings on uncompleted projects....................................................... $10,290,799  $ 7,639,530
Billings in excess of costs and estimated earnings on uncompleted projects.......................................................  (1,646,954)  (2,282,782)
                                                                  -----------  -----------
Net underbillings................................................ $ 8,643,845  $ 5,356,748
                                                                  ===========  ===========

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

   On April 28, 2001, the Company adopted SFAS No. 142 and the transition provisions of SFAS No. 141, as discussed in further detail in Note 1. As a result, the Company ceased amortizing goodwill. The following financial information is presented as if SFAS No. 142 were adopted at the beginning of the fiscal year ended April 28, 2000:

                                                   Years Ended
                                           ----------------------------
                                           April 28,  April 27,  May 3,
                                             2000       2001      2002
                                           ---------- ---------- ------
        Reported net income............... $  754,424 $  741,257 $3,333
        Goodwill amortization.............    414,790    636,457     --
                                           ---------- ---------- ------
        Adjusted net income............... $1,169,214 $1,377,714 $3,333
                                           ========== ========== ======
        Basic income per share:
           Reported net income............ $     0.32 $     0.31 $ 0.00
           Goodwill amortization..........       0.18       0.27     --
                                           ---------- ---------- ------
           Adjusted net income............ $     0.50 $     0.58 $ 0.00
                                           ========== ========== ======
        Reported diluted income per share:
           Reported net income............ $     0.32 $     0.30 $ 0.00
           Goodwill amortization..........       0.17       0.27     --
                                           ---------- ---------- ------
           Adjusted net income............ $     0.49 $     0.57 $ 0.00
                                           ========== ========== ======

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

   The financial information for acquired intangible assets is as follows:

                                                         April 27,  May 3,
                                                           2001      2002
                                                         --------- --------
     Amortized intangible assets--noncompete agreements:
        Original cost................................... $100,000  $400,000
        Accumulated amortization........................   39,583    97,916

   The non-compete intangible assets are amortized over their contractual life ranging from four to nine years. Amortization expense for the year ended May 3, 2002 was $58,333 and annual estimated amortization for the noncompete agreements are as follows:

                              Fiscal 2003 $58,333
                              Fiscal 2004 $43,749
                              Fiscal 2005 $33,336
                              Fiscal 2006 $33,336

   The changes in carrying amount of goodwill for the year ended May 3, 2002 is as follows

                Balance, April 27, 2001............ $12,166,149
                Goodwill acquired during the period   8,667,955
                                                    -----------
                Balance, May 3, 2002............... $20,834,104
                                                    ===========

   The Company has not identified any other intangibles with indefinite lives as of May 3, 2002.

5.  FINANCING ARRANGEMENTS

   During fiscal year ended 2000, the financial arrangements with Berthel Fisher & Company Financial Services, Inc., and First Charter National Bank were extinguished prior to maturity. This resulted in an extraordinary charge of $228,355, net of income taxes of $128,004, that consisted of the write-off of related unamortized financing costs.
   A summary of financing arrangements are as follows:

  IBJ Whitehall Business Credit Corporation ("IBJ")

   On February 7, 2000, the Company entered into a revolving credit, term loan and capital expenditure loan (collectively "IBJ Loans") for a total of $20,000,000 (original loan amount before amendments below) with IBJ. The three financing arrangements are as follows:

   Revolving Credit--The maximum revolving advance amount is $10,500,000 (after amendments below). The amount available to borrow is calculated based on the aging of certain domestic assets. This loan matures in February 2003. At May 3, 2002, the Company had $6,000,000 and $156,118 outstanding under this revolving credit arrangement bearing interest at 4.68% (based on LIBOR) and 5.25% (based on the eurodollar rate plus 2.75%), respectively. At May 3, 2002, the Company had $1,363,000 available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of March 29, 2002.

   Term Loan--The amount of the loan is $2,000,000. This loan matures in February 2003 and bears interest at a maximum of adjusted base rate plus 2%. As of May 3, 2002, $711,111 was outstanding bearing interest at 6.75%.

   Capital Expenditure Loan--The Capital Expenditure Loan Commitment has been cancelled (after amendments below).

   These IBJ Loans are classified as a current liability in the Company's consolidated balance sheets.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

   In connection with the above financing arrangement, the Company incurred approximately $624,000 in deferred loan transaction fees. These fees are being amortized over the life of the loan. Included in the accompanying consolidated statement of income are amortization expense of these costs of $45,460, $204,220 and $218,493 for the fiscal years ended 2000, 2001 and 2002, respectively.

   On June 29, 2001, the Company and IBJ entered into the first amendment to its IBJ Loans. The amendment was to reduce the revolving advance amount to $12,500,000 under the revolving credit arrangement, to increase the unpaid principal balance under the term loan by $400,000 to $1,566,666 to be paid in equal monthly installments of $80,000 plus interest under the term loan, and to cancel the capital expenditure loan commitment.

   On December 18, 2001, the Company entered into the second amendment to its IBJ Loans. The amendment was to reduce the maximum revolving advance to $10,500,000 under the revolving credit arrangement, to waive the leverage and senior leverage financial covenants as of the quarter ended November 2, 2001, and to modify certain future financial covenants related to minimum EBITDA requirements, modified the maximum leverage and senior leverage ratios, fixed charge coverage and senior fixed charge coverage ratios.

   On March 15, 2002, the Company obtained a Waiver and Consent Letter to its IBJ Loans. These IBJ Loans are classified as a current liability in the Company's consolidated balance sheet. This Waiver and Consent Letter is summarized as follows:

    a. Revolving credit--Waiver of the leverage and senior leverage financial covenants as of the quarter ended February 1, 2002 waiving compliance through February 2003.

    b. Revolving credit--Modification of calculation of the leverage and senior leverage ratio as of the quarter ended May 3, 2002.

   On June 3, 2002, the Company and IBJ entered into the third amendment to its IBJ Loans. The amendment increased the amount available to borrow under the revolving credit arrangement by $500,000. The initial $500,000 increase will be reduced by the amount available to borrow to $400,000 on August 1, 2002, to $300,000 on September 1, 2002 and will be reduced to zero on October 31, 2002. At June 3, 2002, the Company has $1,178,202 (after this third amendment) available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of April 12, 2002. The scheduled reductions will be accelerated based on the occurrence or nonoccurrence of certain subsequent events, including the Company's receipt of certain account receivable and other financing as well as renegotiation of certain subordinated promissory notes. In addition, the amendment modified certain future financial covenants related to its EBITDA requirement.

   The Company's Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty and Security Agreement provide that the Company may not pay a dividend on its Common Stock.

   Substantially all domestic assets are pledged under these IBJ Loans. The arrangement requires certain financial covenants to be maintained, such as minimum net worth, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure levels. At May 3, 2002, the Company was in compliance with these financial covenants. These IBJ Loans mature in February 2003. These IBJ Loans are classified as a current liability in the Company's consolidated balance sheets. The Company will seek a new credit facility to replace or renew or extend these existing IBJ Loans. Management believes it will be able to enter into a new facility on terms acceptable to the Company, but no assurance can be given.

   On February 26, 2002, the Company purchased HLML for $3.1 million in cash, subordinated promissory notes of $3.7 million and 400,000 shares of the Company's Common Stock. The cash portion of the purchase

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES price was financed by a term loan of $2.9 million between GAIH, a wholly-owned subsidiary of the Company, and the Bank of Scotland ("BOS") and $0.2 million in subordinated promissory notes with certain executive officers of the Company.

   Due to lower than anticipated cash flow during the six months ended November 2, 2001 of fiscal year ended May 3, 2002, the Company extended its current year payment obligations under certain note agreements with former acquired company shareholders (the subordinated notes payable) as follows:

      Notes Payable to former JPJ Architect, Inc. Shareholders--The current year installment due October 2001 of $348,000 plus interest has been modified to agreed upon payments of $31,628 plus interest, $40,953 plus interest, $63,274 plus interest, $94,911 plus interest, $94,911 plus interest and $22,323 plus interest for the quarters ending November 2, 2001, February 1, 2002, May 3, 2002, August 2, 2002, November 1, 2002, and January 31, 2003, respectively. In addition, 72,001 shares scheduled to be delivered October 2001 were delayed and delivered in January 2002.

      Notes Payable to former ESS Architects, Inc. Shareholders--The current year installment due September 2001 of $125,000 plus interest has been modified to agreed upon payments of $31,285 plus interest and $93,715 plus interest for the quarters ending November 2, 2001 and May 3, 2002, respectively. This loan has been paid as of May 3, 2002.

      Notes Payable to former BL&P Shareholder--The current year installment due October 2001 of $612,000 plus interest has been modified to agreed upon payments of $61,200 plus interest, $122,400 plus interest, $183,600 plus interest, $183,600 plus interest and $61,200 plus interest for the quarters ending February 1, 2002, May 3, 2002, August 2, 2002, November 1, 2002, and January 31, 2003, respectively. In addition, in October 2001, the Company negotiated approximately $237,000 reduction in this note payable in exchange for a like amount of the Company's trade accounts receivable.

      The Company obtained approval from IBJ (as required by The Revolving Credit, Term Loan and Capital Expenditure Loan Agreement) for the modification of the repayment dates of the subordinated notes payable discussed above.

      Management believes it will be able to repay these notes on their respective due dates or obtain any necessary modifications on terms acceptable to the Company. However, no assurances can be given.

  Bank of Scotland ("BOS")

   The BOS loan matures in January 2007 and bears interest at LIBOR plus 2%. At May 3, 2002, the Company had $2.9 million outstanding bearing interest at 6.3%. BOS required a guarantee of $0.8 million by the Company ($0.25 million is deposited in an account guaranteeing the debt and cannot be used for any other purpose, which is reflected in other noncurrent assets in the Company's consolidated balance sheets) as well as guarantee of $0.5 million by certain executive officers and a key officer of the Company.

   This financing arrangement requires certain financial covenants for consolidated GAIH to be maintained such as maximum debt to equity ratio, minimum account receivable to debt, minimum EBIT to senior interest, EBITDA to total senior charges and minimum EBIT to total interest. At May 3, 2002 the Company was in compliance with these requirements. Substantially all assets of GAIH and HLML are pledged as collateral under this financial arrangement.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

   A summary of long-term debt is as follows:

                                                                                    April 27, 2001 May 3, 2002
                                                                                    -------------- -----------
Revolving credit facility to IBJ of $6,000,000 and $156,118 maturing in February
  2003, plus interest at 4.68% (based on LIBOR) and 5.25% at May 3, 2002 (based
  on the eurodollar rate plus 2.75%), respectively.................................  $ 8,191,031   $ 6,156,118
Term note payable to IBJ, due in monthly payments of $80,000, plus interest at a maximum of adjusted base rate plus 2% (6.75% at May 3, 2002), with final
  payment due in February 2003.....................................................    1,222,222       711,111
Notes payable to former JPJ Architect, Inc. shareholders due in quarterly installments of $94,911, $94,911 and $22,323 beginning January 2002 plus interest of 7% with an annual installment of $464,000 due October 2002 (net of
  imputed interest of $18,601).....................................................      742,400       657,544
Notes payable to former G.A. Design International Holdings Limited shareholder, due in annual installments of $82,500, plus interest at 7%, with final payment in
  August 2002......................................................................      133,040            --
Notes payable to former ESS Architects, Inc. shareholders, due in annual installments of $125,000 beginning September 2000, plus interest at 7%, with
  final payment in September 2001..................................................      120,833            --
Note payable to former BL&P shareholder due in quarterly installments of
  $43,560, $43,560 and $14,520 beginning January 2002 plus interest of 7% with an annual installment of $145,200 in April 2003, with final payment of $137,371
  due April 2004 (net of imputed interest of $15,609)..............................      457,573       368,602
Note payable to former BL&P shareholder due in quarterly installments of
  $140,040, $140,040 and $46,680 beginning January 2002 plus interest of 7%, with an annual installment of $466,800 in April 2003 with final payment of
  $441,629 due April 2004 (net of imputed interest of $47,436).....................    1,471,043     1,187,753
Term note to BOS due in an annual installment of $566,720 in January 2003 and semi-- annual installments of $283,360, plus interest at LIBOR plus 2% (6.3%
  at May 3, 2002) beginning July 2003 with final payment due in January 2007.......           --     2,833,600
Notes payable to HLML shareholders due in annual installments of $1,303,458 for
  February 2003 and February 2004 with annual installments of $240,854 beginning February 2005 plus interest at 7%, with final payment due February
  2006.............................................................................           --     3,088,624
Notes payable to HLML shareholders due in one installment of $371,968 in August
  2002 and semiannual installments of $22,429 beginning February 2003, plus
  interest at 7%, with final payment due February 2006.............................           --       528,970
Notes payable to two former HLML shareholders plus interest at 7% with final
  payment due July 2002............................................................           --       354,200
Notes payable to two executive officers due in semiannual installments of $22,429 beginning February 2003, plus interest at 7%, with final payment due February
  2006.............................................................................           --       179,430
Other..............................................................................      102,820       137,729
                                                                                     -----------   -----------
Total long-term debt...............................................................   12,440,962    16,203,681
Less current maturities............................................................    1,848,248    11,262,014
                                                                                     -----------   -----------
Long-term portion..................................................................  $10,592,714   $ 4,941,667
                                                                                     ===========   ===========

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

   At April 27, 2001 and May 3, 2002 the fair value of the Company's financing arrangements totaled approximately $12.2 million and $15.3 million, respectively. The carrying amounts of short-term borrowings approximate fair value due to the short period of time to maturity. The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities.

   The BOS loan and the HLML Notes are denominated in British Pounds and at May 3, 2002 had a balance of 2,000,000(Pounds) and 2,680,000(Pounds) pounds, respectively, outstanding.

   Annual principal payments of the various financing agreements are as follows:

                            Fiscal 2003 $11,262,014
                            Fiscal 2004   2,572,075
                            Fiscal 2005     905,586
                            Fiscal 2006     897,288
                            Fiscal 2007     566,718
                                        -----------
                            Total...... $16,203,681
                                        ===========

6.  LEASE COMMITMENTS

      The Company leases office space and equipment under non-cancelable operating leases.

   The total minimum rental commitment under scheduled capital and such non-cancelable operating leases at May 3, 2002, reduced by minimum rentals to be received under subleases, are as follows:

                                                   Capital  Operating
                                                   -------- ----------
         Fiscal 2003.............................. $ 90,723 $2,917,688
         Fiscal 2004..............................   61,512  2,306,239
         Fiscal 2005..............................    9,024  1,830,919
         Fiscal 2006..............................       --  1,305,281
         Fiscal 2007..............................       --    412,454
         Thereafter...............................       --     38,946
                                                   -------- ----------
         Total minimum payment.................... $161,259 $8,811,527
                                                   ======== ==========
         Less amount representing interest........   23,604
                                                   --------
         Obligations under capital leases......... $137,655
                                                   ========
         Obligations due within one year..........   73,331
                                                   --------
         Long-term obligation under capital leases $ 64,324
                                                   ========

   Rent expense under operating leases was $2,851,280, $3,295,457 and $3,754,592 for the periods ended April 28, 2000, April 27, 2001 and May 3, 2002, respectively.

7.  CONTINGENCIES

   In the normal course of business, the Company is party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, the Company does not believe that the resolution of these matters will have a material effect upon the financial condition, results of operations or cash flows for an interim or annual period.

8.  RELATED PARTY TRANSACTIONS

   The following reflects related party transactions during April 27, 2001 and May 3, 2002:

  . During the year ended April 27, 2001, the Company paid $210,000 to certain affiliate shareholders, under nominee shareholder agreements to redeem a portion of their interest in the Associated Managed Firm.

  . During the year ended April 27, 2001 and May 3, 2002, the Company leased certain warehouse space, which is treated as an operating lease, from certain officers at $3,500 per month. This rent expense is reflected in indirect expenses in the Company's consolidated statements of income.
  . During the year ended May 3, 2002, two executive officers loaned the Company $179,430 related to the acquisition of HLML. These unsecured notes are due in annual installments of $44,858 beginning February 2003, plus interest at 7%, with final payment due February 2006. At May 3, 2002, $179,430 is outstanding of which $44,858 is reflected in current maturities of long-term debt and $134,572 is reflected in long-term debt in the Company's consolidated balance sheets. At May 3, 2002, the Company has $60,000 in notes receivable from the same two executive officers. These notes were advances to these two executive officers. These will be paid during fiscal year 2003. This amount is reflected in trade and other receivables in the Company's consolidated balance sheets.

  . During the year ended May 3, 2002, two executive officers of HLML loaned HLML $354,200. These unsecured notes are due in July 2002 plus interest at 7% of which $177,100 was paid in May 2002. At May 3, 2002, $354,200 is outstanding and is reflected in current maturities of long-term debt in the Company's consolidated balance sheets.

  . During the year ended May 3, 2002, $250,000 was advanced to an executive officer, in connection with the acquisition of HLML, and was subsequently repaid.

  . At May 3, 2002, the Company has two non-compete agreements acquired during the acquisitions of ESS Architects, Inc. and SOTA of $35,417 (original cost, of $100,000 net of accumulated amortization of $64,583) and $266,667 (original cost of $300,000 net of accumulated amortization of $33,333). Those amounts are reflected in non-compete agreements in the Company's consolidated balance sheets.

   In addition, see Note 5 for information as to subordinated promissory notes payable to former stockholders of acquired companies.

9.  INCOME TAXES

   The provision for income taxes is as follows:

                                                Years Ended
                                   ------------------------------------
                                    April 28,    April 27,     May 3,
                                      2000         2001         2002
                                   -----------  -----------  ----------
        Current expense (benefit):
           Federal................ $ 1,717,617  $(1,633,352) $1,104,904
           State..................     246,447       51,212     129,334
        Deferred..................  (1,110,170)   2,486,045    (847,036)
                                   -----------  -----------  ----------
        Total income tax expense.. $   853,894  $   903,905  $  387,202
                                   ===========  ===========  ==========

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

   The reconciliation of the statutory federal income tax rate with the Company's overall effective federal and state income tax rate is as follows:

                                                       Years Ended
                                                -------------------------
                                                April 28, April 27, May 3,
                                                  2000      2001     2002
                                                --------- --------- ------
     Statutory federal rate....................   34.0%     34.0%    34.0%
     State income taxes, net of federal benefit    4.1       6.3      5.5
     Tax associated with BL&P acquisition......     --        --     52.1
     Penalties.................................    0.2       0.8       --
     Meals and entertainment...................    1.1       1.3      7.8
     Goodwill amortization.....................    7.2      11.1       --
     Other.....................................   (0.1)      1.4     (0.3)
                                                  ----      ----     ----
     Effective tax rate........................   46.5%     54.9%    99.1%
                                                  ====      ====     ====

   This effective tax rate is higher in fiscal 2002 principally due to income taxes associated with federal and state tax returns of BL&P for the period ended prior to the acquisition. In the current year, the Company refined its original estimate of its federal and state income tax liabilities for the BL&P acquisition. This increase is partially offset by the decrease in nondeductible goodwill amortization resulting from adoption of SFAS No. 142 for the fiscal year 2002.

   The tax effect of temporary differences giving rise to deferred income tax assets and liabilities as of April 27, 2001 and May 3, 2002 is as follows:

                                                                         April 27,      May 3,
                                                                           2001          2002
                                                                        -----------  -----------
Deferred income tax assets:
   Property and equipment.............................................. $   372,322  $   370,380
   Net operating losses................................................     538,835      139,861
   Allowances..........................................................     550,777      488,756
   Other deferred assets...............................................      79,264       78,713
                                                                        -----------  -----------
       Total deferred income tax assets................................   1,541,198    1,077,710
                                                                        -----------  -----------
Deferred income tax liabilities:
   Difference between the accrual basis and cash basis of accounting
     related to certain assets and liabilities.........................    (691,985)    (318,984)
   Difference between the book method and tax method of accounting for.
   the percentage of completion method of revenue recognition..........  (3,423,011)  (2,019,359)
   Prepaid expenses....................................................     (83,783)    (145,583)
   Intangibles.........................................................          --     (261,935)
   Other...............................................................     (15,344)    (157,738)
                                                                        -----------  -----------
       Total deferred income tax liabilities...........................  (4,214,123)  (2,903,599)
                                                                        -----------  -----------
Deferred income tax liabilities, net................................... $(2,672,925) $(1,825,889)
                                                                        ===========  ===========

   Management believes it is probable that the Company will realize the tax benefits of the deductible differences that were available as of May 3, 2002. At May 3, 2002, the Company had state net operating losses for income tax reporting purposes of approximately $2,000,000, which will expire beginning 2014. The Company has no federal net operating loss carryforwards at May 3, 2002. In addition, the Company had

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES alternative minimum tax credits of $35,000. The Company and its Managed Firms, except JPJ, BL&P and SOTA, file separate federal and state income tax returns. The Company, JPJ, BL&P and SOTA file a consolidated federal income tax return.

10.  STOCKHOLDERS' EQUITY

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

   The Board of Directors approved the sale of 200,000 shares at $15.00 per share of Preferred Stock to be issued during the first six months of fiscal 2003 in order to obtain additional funds for operating needs and repayment of certain debt obligations.

   Warrants--In May 1997, warrants to purchase 183,244 shares of the Company's Common Stock (as adjusted for subsequent stock splits) were attached to the notes issued to Pacific Capital and Equitas. In addition, warrants to purchase 43,631 shares of the Company's Common Stock (as adjusted for subsequent stock splits) were attached to the notes issued to Berthel Fisher in September 1997 and in December 1997. Each warrant allows holders to purchase a share of Common Stock for $.01 per share for a five year period. At April 30, 1999, all of the warrants held by Berthel Fisher, Pacific Capital and Equitas were exercised.

   In connection with the initial public offering of HLM Design, the Company sold to the underwriters, for a price of $0.01 per warrant, warrants to purchase 120,000 shares of Common Stock exercisable at $7.20 per share. At May 3, 2002, all of these warrants were outstanding. In connection with the acquisition of SOTA, the Company issued warrants to purchase 30,000 shares of Common Stock exercisable at $6.00 per share. At May 3, 2002, all of these warrants were outstanding.

11.  EMPLOYEE BENEFIT PLANS

   401(K) Plan--Substantially all employees are eligible to participate in a 401(k) plan. Contribution expense for the periods ended April 28, 2000, April 27, 2001 and May 3, 2002 was $146,065, $194,460 and $162,969, respectively.

   Employee Stock Purchase Plan--In February 1998, the Board of Directors and stockholders of the Company adopted the HLM Design, Inc. Employee Stock Purchase Plan (the "ESPP"). A total of 107,954 (after amendment in fiscal 2002) shares of common stock has been reserved under the ESPP, provided that the number of shares issued or issuable under the ESPP and under the Stock Option Plan (discussed below) shall not exceed in the aggregate 10% of the total number of shares of common stock outstanding. On January 1 of each year, all eligible employees electing to participate will be granted options to purchase shares of Common Stock. The purchase price of Common Stock purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the Common Stock on the applicable Grant Date and (ii) the fair market value of the Common Stock on the applicable exercise date. Options will expire on the last exercise date of the calendar year in which granted. As of May 3, 2002, 56,329 shares have been issued under the ESPP.

   Stock Option Plan--In February 1998, the Board of Directors and stockholders of the Company adopted the HLM Design, Inc. Stock Option Plan (the "Stock Option Plan") in order to attract and retain key personnel.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

Under the Stock Option Plan, options to purchase an aggregate of 447,312 (after amendment in fiscal 2002 fixing the number of shares which may be granted in the aggregate at approximately 15% of the Common Stock as defined in the Stock Option Plan) shares of Common Stock as of May 3, 2002 may be granted to key employees of HLM Design and its Managed Firms and to officers, directors, consultants and other individuals providing services to the Company. During the year ended April 30, 1999, the Board of Directors of HLM Design approved the grant of 125,908 options to three key employees and certain Board Members. During the years ended April 28, 2000, April 27, 2001 and May 3, 2002, the Board of Directors approved the issuance of options to purchase 28,400 shares, 106,200 shares and 55,000 shares, respectively, of Common Stock to several key employees.

   Option information is summarized below:

                                                     Weighted-
                                                      Average
                                                   Exercise Price
                                           Shares    Per Share
                                          -------  --------------
              Outstanding, April 30, 1999 125,908      $5.72
                 Granted.................  28,400       3.61
                                          -------      -----
              Outstanding, April 28, 2000 154,308       5.34
                 Granted................. 106,200       2.60
                                          -------      -----
              Outstanding, April 27, 2001 260,508       4.22
                 Granted.................  55,000       2.81
                 Forfeited............... (22,200)      2.87
                                          -------      -----
              Outstanding, May 3, 2002... 293,308      $4.06
                                          =======      =====
              Exercisable, May 3, 2002... 152,868      $5.23
                                          =======      =====

                                     Outstanding            Exercisable
                             --------------------------- -----------------
                                     Weighted- Weighted-         Weighted-
                                      Average   Average           Average
                                     Remaining Exercise          Exercise
     Range of Exercise Price Options   Term      Price   Options   Price
     ----------------------- ------- --------- --------- ------- ---------
           $2.35-$3.02...... 145,000    9.0      $2.68    18,000   $2.60
           $3.61-$4.50......  32,400    7.0       3.88    18,960    4.08
           $5.50-$6.60...... 115,908    4.6       5.83   115,908    5.83
                             -------    ---      -----   -------   -----
                             293,308    7.0      $4.06   152,868   $5.23
                             =======    ===      =====   =======   =====

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

   The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the Company's net income and net income per share would approximate the following pro forma amounts:

                                                  As       Pro
                                               Reported   Forma
                                               -------- --------
               April 28, 2000:
                  Net income.................. $754,424 $753,000
                  Net income per share........ $   0.32 $   0.32

               April 27, 2001:
                  Net income.................. $741,257 $650,590
                  Net income per share........ $   0.31 $   0.27

               May 3, 2002:
                  Net income (loss)........... $  3,333 $(43,273)
                  Net income (loss) per share. $   0.00 $  (0.02)

   The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed below:

                                                 April 28, April 27, May 3,
                                                   2000      2001     2002
                                                 --------- --------- ------
    Weighted-average fair value per option......   $3.75     $1.86   $1.60
    Assumptions used:
       Weighted-average expected volatility.....      60%       57%     58%
       Weighted-average risk-free interest rate.     5.2%      5.4%    4.7%
       Weighted-average expected life, in years.       8         7       7
       Dividends................................      --        --      --

12.  FOREIGN AND DOMESTIC OPERATIONS

   The Company currently has international operations only in the U.K. The Company has aggregated the operations of the Managed Firms located in the United Kingdom as follows:

                                  April 28,  April 27,    May 3,
                                    2000       2001        2002
                                  ---------- ---------- ----------
              United Kingdom
              Revenues........... $1,905,236 $2,527,534 $6,374,994
              Operating income...    185,367  1,122,008    692,338
              Identifiable assets    770,767  1,279,137  5,417,390

   The Company has aggregated its operations in the United States as follows:

                                 April 28,   April 27,    May 3,
                                   2000        2001        2002
                                ----------- ----------- -----------
            United States
            Revenues........... $51,196,425 $61,763,828 $56,960,672
            Operating income...   2,771,713   2,282,996     963,779
            Identifiable assets  23,108,569  25,238,008  21,356,406

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

13.  JOINT VENTURES

   The Company entered into a joint venture, Leers Weinzapfel Associates/HLM Design Joint Venture, LLC ("Leers/HLM Design"), with Leers Weinzapfel Associates Architects, Inc. during fiscal year April 27, 2001. This joint venture was entered into to manage one project as required by the project owner. The Company has a 67% interest in this joint venture. This joint venture had total revenues of $1,101,201 and $1,172,401 for the fiscal years ending April 27, 2001 and May 3, 2002, respectively. The project is estimated at approximately 35% complete with an estimated completion date of fiscal year ending 2007.

   The Company entered into a joint venture, HLM Design/Brand Sayers Architects Alliance, L.L.P. ("HLM/BSA"), with Brand Sayers Architects, Inc. ("BSA") during the fiscal year ended May 3, 2002 to management projects for the project owner. Based on profit sharing agreement with BSA in prior years, 60% of the net profit generated by these projects was retained by the Company. The remaining 40% was due to BSA. During fiscal year 2002, as part of the contract negotiations with the project owner, this new joint venture was formed. The Company has a 51% interest in this joint venture. The joint venture had total revenues of $7,665,061 for the fiscal year ended May 3, 2002. HLM/BSA is currently renegotiating its contract with the project owners and anticipates completion of contract negotiations during fiscal year 2003.

   As the Company controls both joint ventures, the joint ventures are consolidated into the Company's financial statements and the Leers Weinzapfel and Brand Sayers Architects, Inc. interest is accounted for as minority interest. All intercompany receivables, payables, revenues and expenses have been eliminated in consolidation.

14.  UNAUDITED QUARTERLY FINANCIAL DATA

                                                   2000
                              -----------------------------------------------
                                 First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter
                              ----------- ----------- ----------- -----------
  Total revenues............. $11,453,195 $12,325,241 $14,317,484 $15,005,741
  Net production income......   8,081,286   8,437,040   8,642,287   9,719,832
  Operating income...........     659,359     777,923     618,430     901,368
  Net income.................     226,970     269,909     192,082      65,463
  Net income per common share $      0.10 $      0.11 $      0.08 $      0.03

                                                   2001
                              -----------------------------------------------
                                 First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter
                              ----------- ----------- ----------- -----------
  Total revenues............. $15,870,676 $16,069,080 $15,378,104 $16,973,502
  Net production income......  10,552,300  10,503,366   9,920,846  10,439,497
  Operating income...........     952,441   1,046,279     640,811     765,473
  Net income.................     237,137     269,745      62,233     172,142
  Net income per common share $      0.10 $      0.11 $      0.03 $      0.07

                                                         2002
                                   ------------------------------------------------
                                      First      Second        Third      Fourth
                                     Quarter     Quarter      Quarter     Quarter
                                   ----------- -----------  ----------- -----------
Total revenues.................... $15,627,799 $14,244,987  $15,185,342 $18,277,538
Net production income.............  10,128,713   8,217,744    9,016,140  11,254,321
Operating income (loss)...........     408,451    (602,384)     754,297   1,095,753
Net income (loss).................      49,594    (541,320)     262,942     232,117
Net income (loss) per common share $      0.02 $     (0.21) $      0.10 $      0.08

                                SIGNATURE PAGE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HLM DESIGN, INC.


                                              By:    /S/  VERNON B. BRANNON
                                                  -----------------------------
                                                        Vernon B. Brannon
                                                      Senior Vice President
                                                      (Principal Financial
                                                     and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Title                       Date
          ---------                            -----                       ----

    /S/  JOSEPH M. HARRIS      President, Chief Executive Officer     August 1, 2002
-----------------------------    (principal executive officer) and
      Joseph M. Harris           Chairman

   /S/  VERNON B. BRANNON      Senior Vice President, Chief Financial August 1, 2002
-----------------------------    Officer, Treasurer, Chief Operating
      Vernon B. Brannon          Officer and Director

    /S/  D. SHANNON LEROY      Director                               August 1, 2002
-----------------------------
      D. Shannon LeRoy

     /S/  L. FRED POUNDS       Director                               August 1, 2002
-----------------------------
       L. Fred Pounds

   /S/  V. REITZEL SNIDER      Director                               August 1, 2002
-----------------------------
      V. Reitzel Snider

                                  SCHEDULE II

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                       VALUATION AND QUALIFYING ACCOUNTS

          Years Ended April 28, 2000, April 27, 2001 and May 3, 2002

                                                 Charged
                                      Balance at to Costs             Deductions   Balance at
                                      Beginning    and                   from        End of
                                      of Period  Expenses    Other     Reserves      Period
                                      ---------- -------- --------    ----------   ----------
2000--Allowance for doubtful accounts $  621,078 $657,565 $  4,368(A)  $311,392(B) $  971,619
2001--Allowance for doubtful accounts    971,619  502,774  433,102(A)   657,841(B)  1,249,654
2002--Allowance for doubtful accounts  1,249,654  871,034  593,047(A)   945,514(B)  1,768,221

NOTES:

(A) Increases to reserves reflecting acquisitions.

(B) Accounts charged off, recoveries, and other adjustments, net.