Form 10-Q
period 2002-08-02
HLM DESIGN INC
filed 2002-09-23
CIK 1049129

================================================================================
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 2, 2002

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from        to

                       Commission file Number 001-14137

                               -----------------

                               HLM Design, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                  56-2018819
                  (State or Other            (I.R.S Employer
                   Jurisdiction            Identification No.)
                of Incorporation or
                   Organization)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Title of Each Class                     Outstanding at September 6, 2002
    -------------------                     --------------------------------
    Common stock, par value $.001 per share         2,369,224 shares

================================================================================

      HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES INDEX TO FORM 10-Q

                                                                                              PAGE
                                                                                              NO.
                                                                                              ----
PART I . FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets--May 3, 2002 and August 2, 2002..........................   1

        Consolidated Statements of Income--Three-Month Periods Ended August 3, 2001 and
          August 2, 2002.....................................................................   3

        Consolidated Statement of Stockholders' Equity--Three-Month Period Ended
          August 2, 2002.....................................................................   4

        Consolidated Statements of Cash Flows--Three-Month Periods Ended August 3, 2001 and
          August 2, 2002.....................................................................   5

        Notes to Unaudited Consolidated Financial Statements.................................   6

ITEM 2. Management's Discussion and Analysis of Financial Condition And Results of Operations  12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...........................  19

ITEM 4. Controls and Procedures..............................................................  19

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds............................................  20

ITEM 6. Exhibits and Reports on Form 8-K.....................................................  20

SIGNATURES...................................................................................  21

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                          CONSOLIDATED BALANCE SHEETS

                                                                                 May 3, 2002 August 2, 2002
                                                                                 ----------- --------------
                                                                                              (Unaudited)
                                    ASSETS:
Current Assets:
Cash............................................................................ $   460,870  $   444,165
Trade and other receivables, less allowance for doubtful accounts at May 3, 2002
  and August 2, 2002 of $1,768,221 and $2,178,473, respectively.................  13,856,090   14,012,973
Costs and estimated earnings in excess of billings on uncompleted projects......   7,639,530    8,066,998
Prepaid expenses and other......................................................   1,261,092    1,187,951
                                                                                 -----------  -----------
       Total Current Assets.....................................................  23,217,582   23,712,087
                                                                                 -----------  -----------
Other Assets:
Goodwill, net...................................................................  20,834,104   21,841,583
Non-compete agreements, net.....................................................     302,084      287,500
Deferred income taxes...........................................................     531,661      542,141
Other non-current assets........................................................   1,061,272    1,158,562
                                                                                 -----------  -----------
       Total Other Assets.......................................................  22,729,121   23,829,786
                                                                                 -----------  -----------
Property and Equipment:
   Leasehold improvements.......................................................   2,471,340    2,509,542
   Furniture and fixtures.......................................................   5,250,567    5,301,889
                                                                                 -----------  -----------
Property and equipment, at cost.................................................   7,721,907    7,811,431
Less accumulated depreciation...................................................   5,758,626    6,056,819
                                                                                 -----------  -----------
       Property and equipment, net..............................................   1,963,281    1,754,612
                                                                                 -----------  -----------
TOTAL ASSETS.................................................................... $47,909,984  $49,296,485
                                                                                 ===========  ===========


           See notes to unaudited consolidated financial statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                          CONSOLIDATED BALANCE SHEETS

                                                                                May 3, 2002  August 2, 2002
                                                                                -----------  --------------
                                                                                              (Unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt and capital lease obligations............. $11,262,014   $12,534,030
Accounts payable...............................................................  10,525,274     9,562,711
Billings in excess of costs and estimated earnings on uncompleted projects.....   2,282,782     2,579,246
Accrued payroll................................................................   1,056,328       739,714
Income taxes payable...........................................................     567,555       671,737
Deferred income taxes..........................................................   2,357,550     1,913,926
Accrued expenses and other.....................................................   2,156,163     2,688,454
                                                                                -----------   -----------
       Total Current Liabilities...............................................  30,207,666    30,689,818
LONG-TERM DEBT.................................................................   4,941,667     5,053,454
MINORITY INTEREST..............................................................      99,015       139,291
OTHER..........................................................................     138,050       138,050
                                                                                -----------   -----------
TOTAL LIABILITIES..............................................................  35,386,398    36,020,613
                                                                                -----------   -----------
Commitments and contingencies

                            STOCKHOLDERS' EQUITY:
Capital Stock:
   Preferred, $.10 par value, authorized 800,000 shares, no shares outstanding
   6.5% Series A Cumulative Convertible Preferred, $.10 par value, non-voting, authorized 200,000 shares, no shares outstanding
   Common, $.001 par value, voting, authorized 9,000,000 shares; issued
     2,939,082 and 2,945,222 at May 3, 2002 and August 2, 2002, respectively
     (includes 620,998 and 575,998 to be issued on a delayed delivery schedule
     at May 3, 2002 and August 2, 2002, respectively)..........................       2,939         2,945
Additional paid in capital.....................................................   9,467,106     9,624,608
Retained earnings..............................................................   3,069,407     3,401,661
Accumulated other comprehensive (loss) income..................................     (15,866)      246,658
                                                                                -----------   -----------
Total stockholders' equity.....................................................  12,523,586    13,275,872
                                                                                -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................... $47,909,984   $49,296,485
                                                                                ===========   ===========


                See notes to consolidated financial statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                  August 3, 2001 August 2, 2002
                                                  -------------- --------------
 REVENUES:
    Fee Income...................................  $14,357,612    $17,053,284
    Reimbursable Income..........................    1,270,187        778,099
                                                   -----------    -----------
        Total Revenues...........................   15,627,799     17,831,383
 CONSULTANT EXPENSE..............................    4,592,773      4,571,830
 PROJECT EXPENSES:
    Direct Expenses..............................      256,643        687,912
    Reimbursable Expenses........................      649,670        558,278
                                                   -----------    -----------
        Total project expenses...................      906,313      1,246,190
                                                   -----------    -----------
 NET PRODUCTION INCOME...........................   10,128,713     12,013,363
 DIRECT LABOR....................................    3,504,047      3,741,660
 INDIRECT EXPENSES...............................    6,216,215      7,297,583
                                                   -----------    -----------
 OPERATING INCOME................................      408,451        974,120
 INTEREST EXPENSE................................      338,387        410,885
                                                   -----------    -----------
 INCOME BEFORE INCOME TAXES AND MINORITY INTEREST       70,064        563,235
 INCOME TAX EXPENSE..............................       37,300        190,706
                                                   -----------    -----------
 INCOME BEFORE MINORITY INTEREST.................       32,764        372,529
                                                   -----------    -----------
 MINORITY INTEREST IN (LOSS) INCOME..............      (16,830)        40,275
                                                   -----------    -----------
 NET INCOME......................................  $    49,594    $   332,254
                                                   ===========    ===========
 NET INCOME PER SHARE
    Basic........................................  $      0.02    $      0.11
                                                   ===========    ===========
 NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
    Basic........................................    2,517,165      2,941,376
                                                   ===========    ===========
 NET INCOME PER SHARE
    Diluted......................................  $      0.02    $      0.11
                                                   ===========    ===========
 NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
    Diluted......................................    2,517,165      2,941,582
                                                   ===========    ===========

           See notes to unaudited consolidated financial statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                         Accumulated
                                   Common Stock   Additional                Other         Total
                                 ----------------  Paid-In    Retained  Comprehensive Stockholders'
                                  Shares   Amount  Capital    Earnings  (Loss) Income    Equity
                                 --------- ------ ---------- ---------- ------------- -------------
Balance, May 3, 2002............ 2,939,082 $2,939 $9,467,106 $3,069,407   $(15,866)    $12,523,586
Warrants issued in connection
  with the acquisition of
  SOTA..........................                     145,765                               145,765
Issuance of common stock........     6,140      6     11,737                                11,743
Comprehensive income:
   Net income...................                                332,254
   Foreign currency translation
     adjustment.................                                           262,524
                                                                          --------
Total comprehensive income......                                                           594,778
                                 --------- ------ ---------- ----------   --------     -----------
Balance, August 2, 2002......... 2,945,222 $2,945 $9,624,608 $3,401,661   $246,658     $13,275,872
                                 ========= ====== ========== ==========   ========     ===========



           See notes to unaudited consolidated financial statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Three Months   Three Months
                                                                                                  Ended          Ended
                                                                                              August 3, 2001 August 2, 2002
                                                                                              -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...............................................................................   $  49,594     $   332,254
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation..........................................................................     241,591         298,193
       Amortization of intangible assets.....................................................      14,583          14,584
       Amortization of deferred loan fees....................................................      49,934          77,019
       Deferred income taxes.................................................................    (402,699)       (449,493)
       Other.................................................................................     (25,703)         40,276
       Changes in assets and liabilities, net of acquired assets and foreign currency exchange, which provided (used) cash:
          Trade and other accounts receivable................................................    (620,745)         83,793
          Costs and estimated earnings in excess of billings on uncompleted projects.........     491,788        (370,865)
          Prepaid expenses and other assets..................................................     388,777         (57,626)
          Accounts payable...................................................................      74,454      (1,042,960)
          Billings in excess of costs and estimated earnings on uncompleted projects.........     429,545         273,410
          Income tax payable.................................................................          --          90,310
          Accrued expenses, payroll and other................................................       8,975          93,925
                                                                                                ---------     -----------
             Net cash provided by (used in) operating activities.............................     700,094        (617,180)
                                                                                                ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment......................................................    (101,488)        (89,524)
    Payment for purchase of SOTA, net of cash acquired.......................................    (141,576)             --
                                                                                                ---------     -----------
       Net cash used in investing activities.................................................    (243,064)        (89,524)
                                                                                                ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment on long-term borrowings..........................................................    (179,952)       (593,071)
    Net borrowings on revolving credit facility..............................................    (753,236)      1,299,210
    Borrowings on long-term debt.............................................................     432,345              --
    Proceeds from issuance of common stock under the Employee Stock Purchase Plan............      13,510          11,743
                                                                                                ---------     -----------
       Net cash (used in) provided by financing activities...................................    (487,333)        717,882
                                                                                                ---------     -----------
Effect of currency exchange rate changes on cash.............................................          --         (27,883)
                                                                                                ---------     -----------
DECREASE IN CASH.............................................................................     (30,303)        (16,705)
CASH BALANCE:
    Beginning of period......................................................................     243,148         460,870
                                                                                                ---------     -----------
    End of period............................................................................   $ 212,845     $   444,165
                                                                                                =========     ===========
SUPPLEMENTAL DISCLOSURES:
    Interest paid............................................................................   $ 229,657     $   305,033
    Income tax (refunds) payments............................................................   $ (29,702)    $   547,103
Noncash investing and financing transactions:
    Acquisition of acquired businesses, net of imputed interest:
       Fair value of assets acquired and liabilities assumed, net............................   $ 243,669
       Common stock to be issued on delayed delivery schedule................................   $ 211,530

           See notes to unaudited consolidated financial statements.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business--HLM Design, Inc. ("HLM Design") and Subsidiaries and Affiliates ("the Company") provides management and services to architectural, engineering and planning design entities ("Managed Firms") under long-term management and services agreements ("MSAs"). HLM Design is responsible for providing financing in connection with the operations and management of these Managed Firms. As of August 2, 2002, the Company had wholly-owned subsidiaries and affiliates as follows:

   Affiliates:

  .   HLM Design of North America, Inc. ("HLMNA")

  .   HLM Design Architecture, Engineering and Planning, P.C. ("HLMAEP")

   Subsidiaries:

  .   JPJ Architects, Inc. ("JPJ")

  .   G.A. Design International Holdings, Ltd. ("GAIH")

  .   BL&P Engineers, Inc. ("BL&P")

  .   HLM Design International Ltd. ("HLML")

  . HLM Design USA, Inc. ("HLMUSA") (effective May 4, 2002, HLMUSA became a subsidiary)

   In addition, the Company has a wholly-owned subsidiary, SOTA Software Systems, Inc. ("SOTA"), which is a software company.

   Financial Statement Presentation--The accompanying unaudited financial information as of August 2, 2002 and for the three-month periods ended August 3, 2001 and August 2, 2002 has been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended May 3, 2002.

   New Accounting Standards--In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and Long-Lived Assets to Be Disposed of, but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. As of May 4, 2002, the Company adopted SFAS No. 144. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

   In January 2002, FASB issued Emerging Issues Task Force ("EITF") 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF 01-14 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the income statement. As of May 4, 2002, the Company adopted EITF 01-14. The adoption of this EITF did not have an impact on the Company's consolidated financial statements.

   In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the exception to applying APB

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to all gains and losses related to extinguishments of debt. In addition, this statement requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company for fiscal year 2004.

   In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This new standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This standard establishes that fair value is the objective for initial measurement of the liability. This new standard is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe SFAS No. 146 will have a material impact on its consolidated financial statements.

2.  CONTRACTS IN PROGRESS

   Information relative to contracts in progress is as follows:

                                                            May 3, 2002  August 2, 2002
                                                            ------------ --------------
Costs incurred on uncompleted projects (excluding overhead) $137,392,893  $119,574,608
Estimated earnings thereon.................................  101,121,913   102,398,565
                                                            ------------  ------------
Total......................................................  238,514,806   221,973,173
Less billings to date......................................  233,158,058   216,485,421
                                                            ------------  ------------
Net underbillings.......................................... $  5,356,748  $  5,487,752
                                                            ============  ============

   Net underbillings are included in the accompanying balance sheets as follows:

                                                                           May 3, 2002  August 2, 2002
                                                                           -----------  --------------
Costs and estimated earnings in excess of billings on uncompleted projects $ 7,639,530   $ 8,066,998
Billings in excess of costs and estimated earnings on uncompleted projects  (2,282,782)   (2,579,246)
                                                                           -----------   -----------
Net underbillings......................................................... $ 5,356,748   $ 5,487,752
                                                                           ===========   ===========

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

   Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units as well as other assets and liabilities, to the extent that they related to the reporting unit. As required by SFAS No. 142, subsequent impairment losses, if any would be classified as an indirect expense on the Company's consolidated statements of income. The Company completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and determined that no impairment existed at the effective date of the implementation of the new standard. The Company also completed its annual goodwill impairment test as of May 3, 2002 and determined that no impairment existed as of that date.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

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

   Annually, the Company will obtain an independent valuation and perform a goodwill impairment test. At least quarterly, management will evaluate to determine if an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company, if appropriate, will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as an operating expense.

   Impairment indicators which may be considered include, but are not limited to, the following:

  .   A significant adverse change in legal factors or in the business climate

  .   Unanticipated competition

  .   A significant decline in the operating performance

  .   Adverse action or assessment by a regulator

   The financial information for acquired intangible assets is as follows:

                                                     May 3, 2002 August 2, 2002
                                                     ----------- --------------
 Amortized intangible assets-non-compete agreements:
    Original cost...................................  $400,000      $400,000
    Accumulated amortization........................    97,916       112,500

   The non-compete intangible assets are amortized over their contractual life ranging from four to nine years. Amortization expense for the quarter ended August 2, 2002 was $14,584 and annual estimated amortization for non-compete agreements are as follows:

                              Fiscal 2003 $58,333
                              Fiscal 2004 $43,749
                              Fiscal 2005 $33,336
                              Fiscal 2006 $33,336

   The changes in carrying amount of goodwill for the quarter ended August 2, 2002 is as follows:

                Balance at May 3, 2002............. $20,834,104
                Goodwill acquired during the period     139,059
                Effect of foreign currency exchange     868,420
                                                    -----------
                Balance at August 2, 2002.......... $21,841,583
                                                    ===========

   The Company has not identified any other intangibles with idefinite lives as of August 2, 2002.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

4.  FINANCING ARRANGEMENTS

  IBJ Whitehall Business Credit Corporation ("IBJ")

   At August 2, 2002, the Company had $7,455,328 outstanding, bearing interest at 5.25%, under the revolving credit facility with $279,539 available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of July 12, 2002. At August 2, 2002, the Company had $471,111 outstanding under the term loan bearing interest at 6.75%.

   Substantially all domestic assets are pledged under the Company's revolving credit, term loan and capital expenditure loan (collectively "IBJ Loans"). This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At August 2, 2002, the Company was in compliance with the minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios and maximum capital expenditure commitments. The Company obtained a waiver as discussed below for the fixed charge coverage and senior fixed charge coverage ratio.

   On June 3, 2002, the Company and IBJ entered into the third amendment to its IBJ Loans. During fiscal year ended 2002, the capital expenditure loan commitment was cancelled. The amendment increased the amount available to borrow under the revolving credit facility by $500,000. The initial $500,000 increase will be reduced by the amount available to borrow to $400,000 on August 1, 2002, to $300,000 on September 1, 2002 and will be reduced to zero on October 31, 2002. The scheduled reductions will be accelerated based on the occurrence or nonoccurrence of certain subsequent events, including the Company's collecting of certain accounts receivable, obtaining other financing and renegotiating certain subordinated promissory notes. In addition, the amendment modified certain future financial covenants related to its minimum EBITDA requirement. In addition the company renegotiated certain subordinated promissory notes (as required in this third amendment) as discussed below.

   On September 10, 2002, the Company and IBJ entered into the fourth amendment to its IBJ Loans. The amendment is summarized as follows: a) waiver of the fixed charge coverage and senior fixed charge coverage ratio for the quarter ended August 2, 2002, b) modification of the calculation of the leverage, senior leverage, fixed charge coverage and the senior fixed charge coverage ratios as of the quarter ended August 2, 2002 and c) modification of the third amendment (discussed above) that increased the amount available to borrow under the revolving credit facility by $500,000, initially; reducing to $400,000 on August 1, 2002; reducing to $300,000 on September 1, 2002; increasing, however, to $800,000 from September 10, 2002 to September 17, 2002; reducing to $300,000 on September 18, 2002 and reducing to zero on October 31, 2002.

   The scheduled reductions will be accelerated based on the occurrence or nonoccurrence of certain subsequent events, including the Company's collecting of certain accounts receivable, obtaining other financing, as well as renegotiating certain subordinated promissory notes. On September 20, 2002, the Company received certain other equity financing (see Note 7 below), which reduced the additional amount available to borrow from $300,000 to zero. As of the filing of this Form 10-Q, the Company had repaid the increased amount available to borrow of $800,000.

   These IBJ Loans mature in February 2003. The IBJ Loans are classified as a current liability in the Company's consolidated balance sheets. The Company will seek a new credit facility to replace, renew or extend these existing IBJ Loans. Management believes it will be able to enter into a new facility on terms acceptable to the Company.

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

  Bank of Scotland ("BOS")

   The BOS loan is denominated in British Pounds, bears interest at LIBOR plus 2%, and matures in January 2007. At August 2, 2002, the BOS loan had a balance of 2,000,000(Pounds) pounds ($3,123,200) bearing interest at 6.3%.

   Substantially all assets of GAIH and HLML (collectively, "consolidated GAIH") are pledged as collateral under this financing arrangement. This financing arrangement requires certain financial covenants for consolidated GAIH to be maintained such as maximum debt to equity ratio, minimum account receivable to debt, minimum EBIT to senior interest, and minimum EBITDA to total senior charges. In addition, this financing arrangement requires certain financial covenants for the Company to be maintained such as maximum debt to equity and minimum EBIT to total interest. At August 2, 2002, consolidated GAIH was in compliance with the minimum EBIT to senior interest, minimum EBITDA to total senior charges and the Company was in compliance with maximum debt to equity ratio. However, consolidated GAIH was not in compliance with maximum debt to equity and minimum accounts receivable to debt and the Company was not in compliance with minimum EBIT to total interest. The Company obtained a waiver from BOS as of August 2, 2002 waiving compliance with these requirements through August 2003.

  Note Payable to Former JPJ and BL&P Shareholders

   JPJ-In August 2002, the note payable of $676,151 plus interest at 7% per annum was modified to agreed upon monthly payments of $52,830 plus interest in September 2002, $95,002 plus interest in October 2002, $52,830 plus interest from November 2002 to July 2003, and final payment of $52,849 plus interest in August 2003. Management believes it will be able to repay these notes on their respective due dates or obtain any necessary modifications on terms acceptable to the Company.

   BL&P-Notes payable to former BL&P shareholder required agreed upon payments of $183,600 plus interest at 7% per annum, $183,600 plus interest at 7% per annum and $61,200 plus interest at 7% per annum for quarters ending August 2, 2002, November 1, 2002 and January 31, 2003, respectively. At August 2, 2002, the payment of $183,600 plus interest was not paid and the Company has obtained a waiver from the former BL&P shareholder for this non-payment. Management believes it will be able to obtain modifications on terms acceptable to the Company.

5.  STOCKHOLDERS' EQUITY

   In June 2002, 6,140 shares of Common Stock were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

6.  FOREIGN AND DOMESTIC OPERATIONS

   The Company currently has international operations only in the United Kingdom. The Company has aggregated the operations of the Managed Firms located in the United Kingdom as follows:

                                                               Three-Months
                                     Year Ended   Year Ended      Ended
                                   April 27, 2001 May 3, 2002 August 2, 2002
                                   -------------- ----------- --------------
   United Kingdom
      Revenues....................   $2,527,534   $6,374,994    $4,778,950
          Operating income........      122,008      692,338       337,448
          Identifiable assets.....    1,279,737    5,417,390     6,010,605

               HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

   The Company has aggregated its operations in the United States as follows:

                                                               Three Months
                                     Year Ended   Year Ended      Ended
                                   April 27, 2001 May 3, 2002 August 2, 2002
                                   -------------- ----------- --------------
   United States
      Revenues....................  $61,763,828   $56,960,672  $13,052,433
          Operating income........    2,282,996       963,779      636,672
          Identifiable assets.....   25,237,408    21,356,406   21,156,797

7.  SUBSEQUENT EVENTS

  Preferred Stock Issued:

   In August 2002 and September 2002, the Company issued 49,000 and 12,000 shares, respectively, of its 6.5% Series A Cumulative Convertible Preferred Stock ("Preferred Stock") at $15.00 per share. Holders of the Preferred Stock are entitled to receive cumulative cash dividends at a rate of $0.98 per annum per share payable in quarterly installments. Preferred Stock shares are subject to mandatory conversion to Common Stock if the closing price for the Common Stock exceeds $6.50 for twenty consecutive trading days. In addition, Preferred Stock shares are convertible at any time into shares of Common Stock at the option of the Preferred Stock holder. Upon conversion, the number of common shares issued will be determined by dividing the original price per preferred share by the conversion price then applicable per the Stock Purchase Agreement.

  IBJ Loan:

   In September 2002, the Company and IBJ entered into the fourth amendment to its IBJ Loans to increase the amount available to borrow as discussed in Note 4 above.

8.  CONTINGENCIES

   In the normal course of business, the Company is party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, the Company does not believe that the resolutions of these matters will have a material effect upon the financial condition, results of operations or cash flows for an interim or annual period.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

   The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

                                                    Three Months Three Months
                                                       Ended        Ended
                                                     August 3,    August 2,
                                                        2001         2002
                                                    ------------ ------------
   Revenues........................................ $15,627,799  $17,831,383
   Consultant and project expenses.................   5,499,086    5,818,020
                                                    -----------  -----------
   Net production income...........................  10,128,713   12,013,363
                                                    -----------  -----------
   Direct labor....................................   3,504,047    3,741,660
   Operating costs.................................   6,201,632    7,282,999
   Amortization of intangible assets...............      14,583       14,584
                                                    -----------  -----------
   Total costs and expenses........................   9,720,262   11,039,243
                                                    -----------  -----------
   Operating income................................     408,451      974,120
   Interest expense, net...........................     338,387      410,885
                                                    -----------  -----------
   Income before income taxes and minority interest      70,064      563,235
   Income tax expense..............................      37,300      190,706
                                                    -----------  -----------
   Income before minority interest.................      32,764      372,529
   Minority interest in income (loss)..............     (16,830)      40,275
                                                    -----------  -----------
   Net income...................................... $    49,594  $   332,254
                                                    ===========  ===========

   The forward-looking statements included herein, which reflects management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such sections and in particular the factors discussed in Item 2 under heading "Factors That Might Affect Our Business or Stock Price." Forward-looking information provided by the Registrant in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

  For the three months ended August 2, 2002 and August 3, 2001

   Revenues were $17.8 million for the three-month period ended August 2, 2002 as compared to $15.6 million for the three-month period ended August 3, 2001. This 14% increase is due to additional revenues of $3.5 million related to the acquisition of HLML in February 2002. This increase in revenues is partially offset by a decline in the volume of architecture, planning and engineering services principally attributable to certain clients delaying project start dates that will delay related revenue recognition to future periods. Management believes that this trend will continue through the remainder of fiscal year ending May 2, 2003. See factors that might affect our business or stock price below.

   Direct costs, which include consultant costs and reimbursable project expenses, total $5.8 million, or 33% of revenues, for the three-month period ended August 2, 2002 as compared to $5.5 million, or 35% of revenues, for the three-month period ended August 3, 2001. Consultants are used for certain technical expertise not available at the Company and at the project owner request. This decrease is due to a decreased need for consultants on certain client projects that typically utilize consultants to meet project requirements based on certain project owner requests.

   Direct labor cost was $3.7 million, or 31% of net production income, for the three-month period ended August 2, 2002 as compared to $3.5 million, or 35% of net production income, for the three-month period ended August 3, 2001. This decrease as a percentage of net production income is due to the Company's focus (initiated in the second quarter of fiscal 2002) on improving the effectiveness and efficiency of each project and ultimately decreasing direct labor cost as a percentage of net production income. This decrease as a percentage of net production income is partially offset by a continued reduction in certain higher margin projects and, to a lesser extent, an increase in salary and salary related costs that have not been passed through to the Managed Firm's clients in all cases.

   Operating costs were $7.3 million, or 61% of net production income, for the three-month period ended August 2, 2002 as compared to $6.2 million, or 61% of net production income, for the three-month period ended August 3, 2001. The percentage of net production income was favorably impacted by a decrease in indirect labor and related fringe benefits and office supplies, which was offset by an increase in rent and occupancy expenses and marketing and related expenses.

   Amortization of intangible assets was $14,584 for the three-months ended August 2, 2002 as compared to $14,583 for the three-months ended August 3, 2001. Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001.

   Interest expense was $0.4 million for the three-month period ended August 2, 2002 as compared to $0.3 million for the three-month period ended August 3, 2001. This increase is principally due to: (i) increased debt resulting from the acquisition of HLML, which is partially offset by (ii) a decrease in the Company's effective interest rate in the current year and (iii) a decrease in the borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation ("IBJ").

   Income tax expense was $0.2 million for the three-month period ended August 2, 2002 as compared to $37,300 for the three-month period ended August 3, 2001. The effective income tax rate was 34 % and 53% for the three-month periods ended August 2, 2002 and August 3, 2001, respectively. The effective rate is lower principally due to the fact that approximately 51% of current year income before income taxes and minority interest was provided by HLML, which was not acquired until the fourth quarter of fiscal 2002. The effective tax rate for HLML is lower than that of the domestic operations. As such, this is causing an overall decrease in the effective income tax rate from the prior year, which is partially offset by an increase in non-deductible expenses (primarily meals and entertainment).

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has met working capital and capital expenditure needs through cash from operations and bank financing. At August 2, 2002, the Company's current liabilities of $30.7 million exceeded current assets of $23.7 million, resulting in net working deficiency of $7.0 million. The decrease in working capital is primarily related to the reclassification of the IBJ revolving credit facility and term loan to short term due to their scheduled maturities in February 2003. The Company is pursuing additional financing through discussions with IBJ and other financial institutions. Possible sources of additional financing include new term debt with IBJ, extending the IBJ revolving credit facility and the sale of preferred stock as discussed below.

   During the three-month period ended August 2, 2002, the Company's operating activities provided $24,032 in cash from operations before working capital changes which used $1.0 million. The Company used $0.1 million primarily for capital expenditures. The Company provided cash of $0.7 million from financing activities primarily on borrowings under the Company's revolving credit facility with IBJ Whitehall Business Credit Corporation ("IBJ"), which was partially offset by certain payments on long-term borrowings.

   The Company expects to continue expanding its operations through internal growth, issuing equity securities and strategic acquisitions. During fiscal 2002, the Board of Directors approved the sale of 200,000 shares at $15.00 per share of 6.5% Series A Cumulative Convertible Preferred Stock ("Preferred Stock") to be issued during the first six months of fiscal 2003 in order to obtain additional funds for operating needs and repayment of certain debt obligations. In August 2002 and September 2002, the Company issued 49,000 and 12,000 shares, respectively, of its Preferred Stock at $15.00 per share. The Company believes that liquidity provided by its revolving line of credit, the anticipated issuance of equity securities, anticipated funds from future operations and that modifications of repayment terms on certain subordinated notes payable discussed below, will be sufficient to meet the Company's operating needs for the next twelve months. However, in order to continue its expansion program through acquisitions, the Company will require additional capital. If the Company is unable to obtain additional capital, its acquisition strategy and operations will be adversely affected. Additional capital and an increased line of credit is needed to maintain and grow existing operations Due to the current shortage in working capital, the Company has had to delay certain non-material capital expenditures and negotiate extended payment terms with certain consultants and vendors. In addition, the Company has negotiated amendments to the IBJ revolving credit facility and term loan to address the shortage in working capital. The Company will need to continue to make these types of accommodations if it does not secure sufficient additional capital.

  IBJ

   At August 2, 2002, the Company had $7,455,328 outstanding under the revolving credit facility with $279,539 available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of July 12, 2002. At August 2, 2002, the Company had $471,111 outstanding under the term loan bearing interest at 6.75%.

   Substantially all domestic assets are pledged under the Company's revolving credit, term loan and capital expenditure loan (collectively "IBJ Loans"). This financing arrangement requires that certain financial requirements be maintained such as minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At August 2, 2002, the Company was in compliance with the minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios and maximum capital expenditure commitments. The Company obtained a waiver as discussed below for the fixed charge coverage and senior fixed charge coverage ratio.

   On June 3, 2002, the Company and IBJ entered into the third amendment to the IBJ Loans. The amendment increased the amount available to borrow under the revolving credit arrangement by $500,000. The initial $500,000 increase will be reduced by the amount available to borrow to $400,000 on August 1, 2002, to $300,000 on September 1, 2002 and will be reduced to zero on October 31, 2002. The scheduled reductions will be accelerated based on the occurrence or nonoccurrence of certain subsequent events, including the Company's receipt of certain accounts receivable and other financing as well as renegotiation of certain subordinated promissory notes. In addition, the amendment modified certain future financial covenants related to its minimum EBITDA requirement. In addition the company renegotiated certain subordinated promissory notes (as required in this third amendment) as discussed below.

   On September 10, 2002, the Company and IBJ entered into the fourth amendment to its IBJ Loans. The amendment is summarized as follows: a) waiver of the fixed charge coverage and senior fixed charge coverage ratio for the quarter ended August 2, 2002, b) modification of the calculation of the leverage, senior leverage, fixed charge coverage and the senior fixed charge coverage ratios as of the quarter ended August 2, 2002 and c) modification of the third amendment (discussed above) that increased the amount available to borrow under the revolving credit facility by $500,000, initially; reducing to $400,000 on August 1, 2002; reducing to $300,000 on September 1, 2002; increasing, however, to $800,000 from September 10, 2002 to September 17, 2002; reducing to $300,000 on September 18, 2002 and reducing to zero on October 31, 2002. The scheduled reductions will be accelerated based on the occurrence or nonoccurrence of certain subsequent events, including the Company's collecting of certain accounts receivable, obtaining other financing, as well as renegotiating certain subordinated promissory notes. On September 12, 2002, the Company received certain other equity financing (as described above), which reduced the additional amount available to borrow from $300,000 to zero. In addition the company renegotiated certain subordinated promissory notes (as required in this third amendment) as discussed above. As of the filing of this Form 10-Q, the Company had repaid the increased amount available to borrow of $800,000.

   The Company is also in the process of seeking a new credit facility to replace, renew or extend these IBJ Loans, which mature in February 2003. These IBJ Loans are classified as a current liability in the Company's consolidated balance sheets. Management believes it will be able to negotiate a new facility on terms acceptable to the Company. See factors that might affect our business or stock price below.

  Bank of Scotland ("BOS")

   The BOS loan is denominated in British Pounds, bears interest at LIBOR plus 2%, and matures in January 2007. At August 2, 2002, the BOS loan had a balance of 2,000,000(Pounds) pounds ($3,123,200) bearing interest at 6.3%.

   Substantially all assets of GAIH and HLML(collectively, "consolidated GAIH and HLML") are pledged as collateral under this financing arrangement. This financing arrangement requires certain financial covenants for consolidated GAIH to be maintained such as maximum debt to equity ratio, minimum account receivable to debt, minimum EBIT to senior interest, and minimum EBITDA to total senior charges. In addition, this financing arrangement requires certain financial covenants for the Company to be maintained such as maximum debt to equity and minimum EBIT to total interest.

   At August 2, 2002, consolidated GAIH was in compliance with the minimum EBIT to senior interest, minimum EBITDA to total senior charges and the Company was in compliance with maximum debt to equity ratio. However, consolidated GAIH was not in compliance with maximum debt to equity and minimum accounts receivable to debt and the Company was not in compliance with minimum EBIT to total interest. The Company obtained a waiver from BOS as of August 2, 2002 waiving compliance with these requirements through August 2003.

  Note Payable to Former JPJ and BL&P Shareholders

  JPJ

   In August 2002, the note payable of $676,151 plus interest at 7% per annum was modified to agreed upon monthly payments of $52,830 plus interest in September 2002, $95,002 plus interest in October 2002, $52,830 plus interest from November 2002 to July 2003, and final payment of $52,849 plus interest in August 2003. Management believes it will be able to repay these notes on their respective due dates or obtain any necessary modifications on terms acceptable to the Company.

  BL&P

   Notes payable to former BL&P shareholder required agreed upon payments of $183,600 plus interest at 7% per annum, $183,600 plus interest per annum and $61,200 plus interest per annum for quarters ending August 2, 2002, November 1, 2002 and January 31, 2003, respectively. At August 2, 2002, the payment of $183,600 plus interest was not paid and the Company has obtained a waiver from the former BL&P shareholder for this non-payment. Management believes it will be able to obtain modifications on terms acceptable to the Company.

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

  Innovative Strategy

   The Company's operating and growth strategies are predicated upon its ability to contract with architectural, engineering and planning firms ("AEP Firms") and to generate profits from those firms. The process of identifying suitable AEP Firm candidates for entering into Management and Services Agreements and proposing, negotiating and implementing economically feasible affiliations with AEP Firms is lengthy and complex. Such strategies require intense management direction in a dynamic marketplace that is increasingly subject to cost containment and other competitive pressures. There can be no assurance that these strategies will be successful or that modifications to the Company's strategies will not be required.

  Management and Services Agreements with a Limited Number of Firms

   The Company's revenues are derived solely from its contractual relationships with the Managed Firms (for whom, as indicated below, the Company will also provide required financing). Currently, the Company has Management and Services Agreements with four subsidiaries (JPJ, GAIH, BL&P and HLML) and three other firms. All of these other firms are related to each other and to the Company by two common principal stockholders, Joseph M. Harris and Vernon B. Brannon. There can be no assurance that the Company will be able to successfully enter into Management and Services Agreements with additional AEP firms.

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

  Dependence on Key Personnel and Limited Management and Personnel Resources

   The Company's success depends to a significant degree upon the continued contributions of its senior management team and professional personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company carries key employee life insurance on Joseph M. Harris and Vernon B. Brannon and has employment and/or noncompete agreements with Joseph M. Harris and Brannon as well as with several (although not all) of its senior professional staff. There can be no assurance, however, that a court would enforce the noncompete agreements as currently in effect. If courts refuse to enforce the noncompete agreements of the Company or the Managed Firms, such refusals could have a material adverse effect on the Company. In addition, as the Company expands it will likely be dependent on the senior professional staff of any firm with which the Company enters into a Management and Services Agreement. In addition, the lack of qualified professional staff or employees or the Company's potential candidates for Management and Services Agreements may limit the Company's ability to consummate future agreements.

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

   Management is continually reviewing its results of operations and forecasted business plan to determine whether additional modifications to the financial covenants in its loan agreements may be required. The Company is also in the process of seeking a new credit facility to replace or renew or extend the IBJ Loans which mature in February 2003. These IBJ Loans are classified as a current liability in the Company's consolidated balance sheets. Management believes it will be able to obtain any necessary amendments, and/or enter into a new facility on terms acceptable to the Company.

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

   Included in accounts receivable on the consolidated balance sheets are reserves for doubtful accounts. Generally, before the Company does business with a new client, the Company reviews its creditworthiness. Senior management reviews the accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. Based on the information available to the Company, we believe the reserve for doubtful accounts as of August 2, 2002 was adequate.

   Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units as well as other assets and liabilities, to the extent that they related to the reporting unit. As required by SFAS No. 142, subsequent impairment losses, if any would be classified as an indirect expense on the Company's consolidated statements of income. The Company completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and determined that no impairment existed at the effective date of the implementation of the new standard. The Company also completed its annual goodwill impairment test as of May 3, 2002 and determined that no impairment existed as of that date. Fair value of each reporting unit was measured using a valuation by an independent third party as of April 28, 2001 and May 3, 2002, which were based on the market multiples, comparable transactions and discounted cash flow methodologies.

   These valuations indicated an aggregate fair value of the reporting units significantly in excess of the Company's market capitalization as of April 28, 2001 and May 3, 2002. The Company believes the market capitalization is not representative of the fair value of the Company because the Common Stock of the Company is not actively traded.

   Annually, the Company will obtain an independent valuation and perform a goodwill impairment test. At least quarterly, management will evaluate to determine if an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company, if appropriate, will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as an operating expense.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk from changes in interest rates affecting our credit arrangements, including a variable rate revolving credit arrangement and term loan agreement, which may adversely affect our results of operations and cash flows. The Company seeks to minimize interest rate risk through our day-to-day operating and financing activities. The Company does not engage in speculative or derivative financial or trading activities.

   A hypothetical 100 basis point adverse change (increase) in interest rates relating to the IBJ Loans and BOS Loan would have decreased pre-tax income for the quarter ended August 2, 2002 by approximately $28,000.

   Through the operations of GAIH and HLML, the Company has an exposure to foreign currency exchange rate fluctuations primarily between United States Dollar ("USD") and Great Britain Pound ("GBP") resulting from translation. Foreign exchange rates have limited impact on earnings and net assets of the Company since the majority of GAIH and HLML sales and assets and liabilities are denominated in GBP. A 10% deviation (decrease) in conversion of GBP to USD would have decreased the Company's pretax income and net assets by approximately $19,243 and $350,791, respectively.

   The Company has no other material exposure to market risk sensitive instruments.

ITEM 4:  CONTROLS AND PROCEDURES

   Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

   The Company's Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty and Security Agreement as amended as of June 29, 2001, provide that the Company may not pay cash dividends on its common stock.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  The exhibits filed as part of this Form 10-Q are:


Exhibit No. Description
----------- -----------

  10.29.4   Fourth Amendment dated as of September 10 2002 to Revolving Credit, Term Loan, Capital
              Expenditure Loan, Guaranty and Security Agreement.

  10.35.1   Letter from Bank of Scotland dated September 18, 2002 regarding Term Loan dated February 15,
              2002 between G.A. Design International (Holdings) Limited and Bank of Scotland.

   Certifications of Principal Executive Officer and Principal Financial Officer

   (b)  Reports on Form 8-K

   None.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HLM DESIGN, INC.
                             (Registrant)

Date:   September 23, 2002   By:       /S/  JOSEPH M. HARRIS
      --------------------       ----------------------------------
                                          Joseph M. Harris
                                  President, Chairman and Director

Date:   September 23, 2002   By:       /S/  VERNON B. BRANNON
      --------------------       ----------------------------------
                                         Vernon B. Brannon
                                    Senior Vice President, Chief
                                         Operating Officer
                                    and Chief Financial Officer

                   Certification of Chief Executive Officer
                            Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Joseph M. Harris, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HLM Design, Inc. and Subsidiaries and Affiliates (the "issuer" or "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of issuer, as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   September 23, 2002            /S/ JOSEPH M. HARRIS
      --------------------     -----------------------------------
                                        Joseph M. Harris
                               President & Chief Executive Officer

                   Certification of Chief Financial Officer
                            Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Vernon B. Brannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HLM Design, Inc. and Subsidiaries and Affiliates (the "issuer" or "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of issuer, as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   September 23, 2002           /S/  VERNON B. BRANNON
      --------------------     ----------------------------------
                                       Vernon B. Brannon
                                  Senior Vice President, Chief
                                       Operating Officer
                                  and Chief Financial Officer