Form 10-Q
period 2002-11-01
HLM DESIGN INC
filed 2002-12-16
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from         to

Commission file Number 001-14137

HLM Design, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2018819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

121 West Trade Street, Suite 2950
Charlotte, North Carolina 28202
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (704) 358-0779

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 11, 2002:

Common stock, par value $.001 per share	2,402,815 shares

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	May 3, 2002	November 1, 2002
		(Unaudited)
ASSETS:
Current Assets:
Cash	$460,870	$435,910
Trade and other receivables, less allowance for doubtful accounts at May 3, 2002 and November 1, 2002 of $1,768,221 and $2,067,507 respectively	13,856,090	13,614,948
Costs and estimated earnings in excess of billings on uncompleted projects	7,639,530	8,230,962
Prepaid expenses and other	1,261,092	1,191,400

Total Current Assets	23,217,582	23,473,220

Other Assets:
Goodwill, net	20,834,104	21,919,340
Non-compete agreements, net	302,084	272,917
Deferred income taxes	531,661	651,362
Other non-current assets	1,061,272	1,233,353

Total Other Assets	22,729,121	24,076,972

Property and Equipment:
Leasehold improvements	2,471,340	3,099,260
Furniture and fixtures	5,250,567	5,363,108

Property and equipment, at cost	7,721,907	8,462,368
Less accumulated depreciation	5,758,626	6,323,311

Property and equipment, net	1,963,281	2,139,057

TOTAL ASSETS	$47,909,984	$49,689,249

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	May 3, 2002	November 1, 2002
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$11,262,014	$3,601,528
Accounts payable	10,525,274	9,316,120
Billings in excess of costs and estimated earnings on uncompleted projects	2,282,782	3,182,237
Accrued payroll	1,056,328	1,065,082
Income taxes payable	567,555	888,175
Deferred income taxes	2,357,550	1,763,283
Accrued expenses and other	2,156,163	2,685,564

Total Current Liabilities	30,207,666	22,501,989
LONG-TERM DEBT	4,941,667	12,478,050
MINORITY INTEREST	99,015	64,235
OTHER	138,050	138,050

TOTAL LIABILITIES	35,386,398	35,182,324

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred, $.10 par value, authorized 800,000 shares, no shares outstanding
6.5% Series A Cumulative Convertible Preferred Stock, $.10 par value, non-voting, authorized 200,000 shares, no shares outstanding and 61,000 shares outstanding at May 3, 2002 and November 1, 2002, respectively	—	6,100
Common, $.001 par value, voting, authorized 9,000,000 shares; issued 2,939,082 and 2,952,159 at May 3, 2002 and November 1, 2002, respectively (includes 620,998 and 549,344 to be issued on a delayed delivery schedule at May 3, 2002 and November 1, 2002, respectively)	2,939	2,952
Additional paid in capital	9,467,106	10,490,865
Retained earnings	3,069,407	3,755,869
Accumulated other comprehensive (loss) income	(15,866)	251,139

Total stockholders’ equity	12,523,586	14,506,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,909,984	$49,689,249

See notes to consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended November 2, 2001	Six Months Ended November 1, 2002	Three Months Ended November 2, 2001	Three Months Ended November 1, 2002
REVENUES:
Fee Income	$27,844,119	$32,861,823	$13,647,307	$15,808,539
Reimbursable Income	2,028,667	2,485,972	597,680	1,707,873

Total Revenues	29,872,786	35,347,795	14,244,987	17,516,412
CONSULTANT EXPENSE	9,751,352	9,126,897	5,158,579	4,555,067
PROJECT EXPENSES:
Direct Expenses	479,188	1,224,434	222,545	536,522
Reimbursable Expenses	1,295,789	1,059,312	646,119	501,034

Total project expenses	1,774,977	2,283,746	868,664	1,037,556

NET PRODUCTION INCOME	18,346,457	23,937,152	8,217,744	11,923,789
DIRECT LABOR	6,539,676	7,712,412	3,035,629	3,970,752
INDIRECT EXPENSES	12,000,714	14,303,704	5,784,499	7,006,121

OPERATING (LOSS) INCOME	(193,933)	1,921,036	(602,384)	946,916
INTEREST EXPENSE	671,795	758,565	333,408	347,680

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(865,728)	1,162,471	(935,792)	599,236
INCOME TAX (BENEFIT) EXPENSE	(358,068)	412,906	(395,368)	222,200

(LOSS) INCOME BEFORE MINORITY INTEREST	(507,660)	749,565	(540,424)	377,036
MINORITY INTEREST IN (LOSS) INCOME	(15,934)	50,219	896	9,944

NET (LOSS) INCOME	$(491,726)	$699,346	$(541,320)	$367,092

NET (LOSS) INCOME PER SHARE
Basic	$(0.20)	$0.23	$(0.21)	$0.12

NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
Basic	2,521,517	2,944,557	2,526,205	2,947,738

NET (LOSS) INCOME PER SHARE
Diluted	$(0.20)	$0.23	$(0.21)	$0.12

NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
Diluted	2,521,517	3,020,876	2,526,205	3,100,375

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, May 3, 2002		$—	2,939,082	$2,939	$9,467,106	$3,069,407	$(15,866)	$12,523,586
Warrants issued in connection with the acquisition of SOTA					145,765			145,765
Issuance of common stock			13,077	13	23,994			24,007
Issuance of preferred stock	61,000	6,100			854,000			860,100

Comprehensive income:
Net income						699,346
Dividends on preferred stock						(12,884)
Foreign currency translation adjustment							267,005
Total comprehensive income								953,467

Balance, November 1, 2002	61,000	$6,100	2,952,159	$2,952	$10,490,865	$3,755,869	$251,139	$14,506,925

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended November 2, 2001	Six Months Ended November 1, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(491,726)	$699,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	483,124	564,685
Amortization of intangible assets	29,168	29,167
Amortization of deferred loan fees	99,870	129,038
Deferred income taxes	139,299	(709,861)
Other	—	(34,780)
Changes in assets and liabilities, net of acquired assets and foreign currency exchange, which provided (used) cash:
Trade and other accounts receivable	(175,914)	515,218
Costs and estimated earnings in excess of billings on uncompleted projects	1,418,141	(533,746)
Prepaid expenses and other assets	348,420	(186,754)
Accounts payable	(51,697)	(1,397,714)
Billings in excess of costs and estimated earnings on uncompleted projects	560,030	867,879
Income tax payable	—	312,420
Accrued expenses, payroll and other	(88,457)	406,575

Net cash provided by operating activities	2,270,258	661,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(226,595)	(740,461)
Payment for purchase of SOTA, net of cash acquired	(141,576)	—

Net cash used in investing activities	(368,171)	(740,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term borrowings	(475,963)	(1,366,140)
Net borrowings on revolving credit facility	(531,385)	279,698
Borrowings on long-term debt	457,593	308,116
Net proceeds from issuance of preferred stock	—	860,100
Dividends on preferred stock	—	(12,884)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	25,439	24,007

Net cash (used in) provided by financing activities	(524,316)	92,897

Effective of currency exchange rate changes on cash	—	(38,869)
INCREASE (DECREASE) IN CASH	1,377,771	(24,960)
CASH BALANCE:
Beginning of period	243,148	460,870

End of period	$1,620,919	$435,910

SUPPLEMENTAL DISCLOSURES:
Interest paid	$475,391	$549,948
Income tax (refunds) payments	$(732,788)	$730,826
Noncash investing and financing transactions:
Acquisition of acquired businesses, net of imputed interest:
Fair value of assets acquired and liabilities assumed, net	$243,669	$—
Common stock to be issued on delayed delivery schedule	$211,530	$—
Payment on note payable with trade accounts receivable	$237,713	$—

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—HLM Design, Inc. (“HLM Design”) and Subsidiaries and Affiliates (“the Company”) provide management and services to architectural, engineering and planning design entities (“Managed Firms”) under long-term management and services agreements (“MSAs”). HLM Design is responsible for providing financing in connection with the operations and management of these Managed Firms. As of November 1, 2002, the Company had wholly-owned subsidiaries and affiliates as follows:

Affiliates:
•	HLM Design of North America, Inc. (“HLMNA”)
•	HLM Design Architecture, Engineering and Planning, P.C. (“HLMAEP”)

Subsidiaries:
•	JPJ Architects, Inc. (“JPJ”)
•	G.A. Design International Holdings, Ltd. (“GAIH”)
•	BL&P Engineers, Inc. (“BL&P”)
•	HLM Design International Ltd. (“HLML”)
•	HLM Design USA, Inc. (“HLMUSA”) (effective May 4, 2002, HLMUSA became a subsidiary)

In addition, the Company has a wholly-owned subsidiary, SOTA Software Systems, Inc. (“SOTA”), which is a software company.

Financial Statement Presentation—The accompanying unaudited financial information as of November 1, 2002 and for the six month periods ended November 2, 2001 and November 1, 2002 has been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 3, 2002.

New Accounting Standards—In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed while retaining many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. As of May 4, 2002, the Company adopted SFAS No. 144. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In January 2002, the FASB issued Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the income statement. As of May 4, 2002, the Company adopted EITF 01-14. The adoption of this EITF did not have an impact

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

on the Company’s consolidated financial statements.

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

2.    LIQUIDITY

As discussed in Note 5, the Company modified and obtained waivers on certain covenants contained in its Whitehall Business Credit Corporation and Bank of Scotland debt agreements. The modified agreements contain financial requirements which, if not achieved, will cause the Company to be in default of the debt agreement(s) and the lender(s) could call for the payment of all outstanding indebtedness. The Company’s ability to comply with these covenants depends on its achieving financial projections and/or successfully completing the sale of the Company’s 6.5% Series A Cumulative Convertible Preferred Stock by January 31, 2003. Although management believes that the Company will be able to meet the debt covenants, there is a possibility that such covenants will not be met. In the event that the Company does not meet the covenants and the Lender(s) exercise their right to accelerate the debts maturity, the Company would not have the ability to pay the lender and the Company would have to either renegotiate the debt or enter into a new arrangement to sustain its current operations.

3.    CONTRACTS IN PROGRESS

Information relative to contracts in progress is as follows:

	May 3, 2002	November 1, 2002
Costs incurred on uncompleted projects (excluding overhead)	$137,392,893	$120,448,928
Estimated earnings thereon	101,121,913	82,699,797

Total	238,514,806	203,148,725
Less billings to date	233,158,058	198,100,000

Net underbillings	$5,356,748	$5,048,725

Net underbillings are included in the accompanying balance sheets as follows:

	May 3, 2002	November 1, 2002
Costs and estimated earnings in excess of billings on uncompleted projects	$7,639,530	$8,230,962
Billings in excess of costs and estimated earnings on uncompleted projects	(2,282,782)	(3,182,237)

Net underbillings	$5,356,748	$5,048,725

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure and assigned all goodwill and other assets and liabilities, to the extent that they related to those reporting unit. As required by SFAS No. 142, subsequent impairment losses, if any would be classified as an indirect expense on the Company’s consolidated statements of operations. The Company completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and determined that no impairment existed at the effective date of the implementation of the new standard. The Company also completed its annual goodwill impairment test as of May 3, 2002 and determined that no impairment existed as of that date.

Fair value of each reporting unit was measured using a valuation by an independent third party as of April 28, 2001 and May 3, 2002, which were based on the market multiples, comparable transactions and discounted cash flow methodologies.

These valuations indicated an aggregate fair value of the reporting units significantly in excess of the Company’s market capitalization as of April 28, 2001 and May 3, 2002. The Company believes the market capitalization is not representative of the fair value of the Company because the Common Stock of the Company is not actively traded.

Annually, the Company will obtain an independent valuation as the basis for its goodwill impairment test. At least quarterly, management will evaluate to determine if an event or change in circumstances has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company, if appropriate, will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as an operating expense.

Impairment indicators which may be considered include, but are not limited to, the following:

•	A significant adverse change in legal factors or in the business climate

•	Unanticipated competition

•	A significant decline in the operating performance

•	Adverse action or assessment by a regulator

The financial information for acquired intangible assets is as follows:

	May 3, 2002	November 1, 2002
Amortized intangible assets-non-compete agreements:
Original cost	$400,000	$400,000
Accumulated amortization	97,916	127,083

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS—continued

The non-compete intangible assets are amortized over their contractual life ranging from four to nine years. Amortization expense for the three and six months ended November 1, 2002 and November 2, 2001 was $14,584, $29,167, $14,585 and $29,168, respectively and annual estimated amortization for non-compete agreements are as follows:

Fiscal 2003	$58,333
Fiscal 2004	$43,749
Fiscal 2005	$33,336
Fiscal 2006	$33,336

The change in carrying amount of goodwill for the six months ended November 1, 2002 is as follows:

Balance at May 3, 2002	$20,834,104
Goodwill acquired during the period	196,911
Effect of foreign currency exchange	888,325

Balance at November 1, 2002	$21,919,340

The Company has not identified any other intangibles with indefinite lives as of November 1, 2002.

5.    FINANCING ARRANGEMENTS

A description of the Whitehall Business Credit Corporation (“WBCC”) (Formerly IBJ Whitehall Business Credit Corporation) loan arrangement follows.

At November 1, 2002, the Company had $6,435,816 outstanding, bearing interest at 5.25%, under the revolving credit facility with $134,460 available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of October 11, 2002. At November 1, 2002, the Company had $231,111 outstanding under a term loan bearing interest at 6.75%.

Substantially all domestic assets are pledged under the Company’s revolving credit and term loan (collectively “WBCC Loans”). This financing arrangement requires that the Company maintain certain financial requirements such as minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments.

On June 3, 2002 and September 10, 2002, the Company and WBCC entered into the third and fourth amendments to its WBCC Loans. These amendments temporarily increased the amount available to borrow under the revolving credit facility, waived certain financial covenants, and temporarily modified certain financial covenants.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    FINANCING ARRANGEMENTS—continued

At November 1, 2002, the Company was in compliance with the minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios and maximum capital expenditure commitments. With the fifth amendment to the WBCC Loans (described below), the Company obtained a waiver from WBCC for the fixed charge coverage and senior fixed charge coverage ratio through November 2003.

In November 2002, WBCC increased the amount available to borrow under its revolving credit facility by $300,000. This was reduced to zero at the completion of the fifth amendment (discussed below) to the WBCC Loans.

On December 11, 2002, the Company and WBCC entered into the fifth amendment to its WBCC Loans. The material terms of the amendment are:

a)   Revolving Credit Facility.    Modifies the calculation of the amount available to borrow under the revolving credit facility based on the aging of certain domestic assets resulting in an increase in the Company’s amount available to borrow (based on the calculated aging of certain domestic assets reported at October 11, 2002, the increase in the amount available to borrow as of November 1, 2002 would be approximately $950,000).

b)  Term Loan.    Increases the amount available for the Company to borrow under the term loan by an amount equal to the equity contributions in excess of $700,000 received by the Company through the sale of the Company’s 6.5% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) between May 3, 2002 and February 28, 2003, up to a maximum amount of $1,000,000(based on the proceeds received on the sale of the Preferred Stock through November 1, 2002, the maximum increase in the term loan would be approximately $215,000).

c)  Extension of Maturity Date.    Extends the maturity date to December 11, 2005 of the WBCC Loans (as such, the WBCC Loans are classified as long term in the Company’s November 1, 2002 consolidated balance sheet).

d)  Modification to the Computation of Certain Covenants.    Modifies the EBITDA adjusted calculation used for determining compliance with the EBITDA, fixed and leveraged coverage covenants. The modifications are effective as of the quarter ending January 31, 2003.

e)  Modification of Certain Covenants.    Decreases the maximum capital expenditure level financial covenant from $1 million to $750,000. Increases the minimum net worth level financial covenant effective as of the quarter ending January 31, 2003.

f)  Conditions Subsequent.    By no later than November 15, 2003, WBCC shall receive evidence satisfactory that the financial covenants set forth in the Bank of Scotland loan agreement shall be modified in a manner satisfactory to WBCC. The failure to meet this covenant shall constitute a default.

Based on historical and projected results of operations, the Company expects to be in compliance with the debt covenants in future reporting periods.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    FINANCING ARRANGEMENTS—continued

A description of the Bank of Scotland (“BOS”) loan arrangement follows.

The BOS loan, which matures in January 2007, is denominated in British Pounds and bears interest at LIBOR plus 2%. At November 1, 2002, the BOS loan had a balance of 2,000,000 Pounds ($3,129,800) bearing interest at 6.1%.

Substantially all assets of GAIH and HLML (collectively, “consolidated GAIH”) are pledged as collateral under this financing arrangement. This financing arrangement contains certain financial covenants including maximum debt to equity ratio, minimum accounts receivable to debt, minimum EBIT to senior interest, and minimum EBITDA to total senior charges calculated based on consolidated GAIH amounts. In addition, this financing arrangement requires maintenance of certain financial covenants for the Company including maximum debt to equity and minimum EBIT to total interest. At November 1, 2002, consolidated GAIH was in compliance with the minimum EBIT to senior interest, minimum EBITDA to total senior charges and the Company was in compliance with the maximum debt to equity ratio. However, consolidated GAIH was not in compliance with minimum EBIT to total interest. The Company obtained a waiver from BOS as of November 1, 2002 waiving compliance with these covenants for one year and one day from November 1, 2002.

A description of the note payable to former JPJ and BL&P shareholders follows.

JPJ-In August 2002, the note payable of $676,151 plus interest at 7% per annum was modified to agreed upon monthly payments of $52,830 plus interest in September 2002, $95,002 plus interest in October 2002, $52,830 plus interest from November 2002 to July 2003, and final payment of $52,849 plus interest in August 2003. In addition, 69,344 shares of the Company’s common stock, scheduled to be delivered in October 2002, were delayed until January 2003. At December 16, 2002, the Company had paid all payments due under this modified payment arrangement. Management believes it will be able to make the scheduled payments on these notes or obtain modifications on terms acceptable to the Company.

BL&P-The Company amended its payment obligations to a former BL&P shareholder to agreed upon payments of $183,600 plus interest at 7% per annum, $183,600 plus interest at 7% per annum and $61,200 plus interest at 7% per annum for quarters ending August 2, 2002, November 1, 2002 and January 31, 2003, respectively. The Company did not make the payments scheduled for August 2 and November 1, 2002. Effective November 1, 2002, the notes payable of $1,619,186 plus interest at 7% per annum was modified to agreed upon monthly payments of $10,000 plus interest in April 2003, $30,000 plus interest in May 2003, monthly payments of $32,900 plus interest from June 2003 to April 2007, and final payment of $32,887 in May 2007. Management believes it will be able to make the scheduled payments on these notes or obtain modifications on terms acceptable to the Company.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    STOCKHOLDERS’ EQUITY

Common Stock Issued:
In June and September 2002, 6,140 and 6,937 shares of Common Stock, respectively, were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

6.5% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) Issued:
In August and September 2002, the Company sold and issued an aggregate of 61,000 shares of its Preferred Stock at $15.00 per share. Holders of the Preferred Stock are entitled to receive cumulative cash dividends at a rate of $0.98 per annum per share payable in quarterly installments. Preferred Stock shares are subject to mandatory conversion to Common Stock if the closing price for the Common Stock exceeds $6.50 for twenty consecutive trading days. In addition, Preferred Stock shares are convertible at any time into shares of Common Stock at the option of the Preferred Stock holder at an initial conversion price of $5.00 per share of Common Stock (subject to adjustment for stock dividends, stock splits, business combinations and corporate reorganizations) and an initial conversion ratio of 3 to 1. Upon conversion, the number of common shares issued will be determined by dividing the original price per Preferred Stock share by the conversion price then applicable per the Stock Purchase Agreement. The Company incurred $54,900 in commission and other expenses in the sale of its Preferred Stock.

7.    FOREIGN AND DOMESTIC OPERATIONS

The Company currently has international operations based only in the United Kingdom. The Company has aggregated the operations of the Managed Firms located in the United Kingdom as follows:

	Three Months Ended November 2, 2001	Six Months Ended November 2, 2001	Three Months Ended November 1, 2002	Six Months Ended November 1, 2002
United Kingdom
Revenues	$1,029,343	$1,788,852	$4,655,419	$9,434,369
Operating income	155,820	227,082	307,772	645,220
Identifiable assets	1,743,957	1,743,957	6,675,755	6,675,755

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    FOREIGN AND DOMESTIC OPERATIONS-continued

The Company has aggregated its operations in the United States as follows:

	Three Months Ended November 2, 2001	Six Months Ended November 2, 2001	Three Months Ended November 1, 2002	Six Months Ended November 1, 2002
United States
Revenues	$13,215,644	$28,083,934	$12,860,993	$25,913,426
Operating (loss) income	(349,753)	(829,466)	639,144	1,275,816
Identifiable assets	24,057,622	24,057,622	20,398,232	20,398,232

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended November 2, 2001	Three Months Ended November 1, 2002	Six Months Ended November 2, 2001	Six Months Ended November 1, 2002
Revenues	$14,244,987	$17,516,412	$29,872,786	$35,347,795
Consultant and project expenses	6,027,243	5,592,623	11,526,329	11,410,643

Net production income	8,217,744	11,923,789	18,346,457	23,937,152

Direct labor	3,035,629	3,970,752	6,539,676	7,712,412
Operating costs	5,769,914	6,991,537	11,971,546	14,274,537
Amortization of intangible assets	14,585	14,584	29,168	29,167

Total costs and expenses	8,820,128	10,976,873	18,540,390	22,016,116

Operating (loss) income	(602,384)	946,916	(193,933)	1,921,036
Interest expense, net	333,408	347,680	671,795	758,565

(Loss) income before income taxes and minority interest	(935,792)	599,236	(865,728)	1,162,471
Income tax (benefit) expense	(395,368)	222,200	(358,068)	412,906

(Loss) income before minority interest	(540,424)	377,036	(507,660)	749,565
Minority interest in (loss) income	896	9,944	(15,934)	50,219

Net (loss) income	$(541,320)	$367,092	$(491,726)	$699,346

Cautionary Statement

The forward-looking statements in this report reflects management’s best judgment based on factors currently known, including the existence of certain risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” and “hopes,” variations of such words and similar expressions are intended to identify such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of these risk factors, including but not limited to, the factors discussed in such sections and in particular the factors discussed under “Risk Factors That Might Affect Our Business or Stock Price.” Forward-looking information provided by the Company is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—continued

For the three months ended November 1, 2002 and November 2, 2001

Revenues were $17.5 million for the three month period ended November 1, 2002 as compared to $14.2 million for the three month period ended November 2, 2001. This 23% increase is due to additional revenues of $3.5 million resulting from the acquisition of HLML in February 2002. This increase in revenues is partially offset by a decline in the volume of architecture, planning and engineering services principally attributable to certain clients delaying project start dates. Management believes that these delays in start date will continue through the remainder of fiscal year ending May 2, 2003. This is a forward-looking statement. See Risk Factors That Might Affect Our Business Or Stock Price below.

Consultant and project expenses, which include consultant costs, direct and reimbursable project expenses, total $5.6 million, or 32 % of revenues, for the three month period ended November 1, 2002 as compared to $6.0 million, or 42% of revenues, for the three month period ended November 2, 2001. Consultants are used at the request of a project owner for certain technical expertise not available at the Company. This decrease is primarily due to a decreased need for consultants on certain client projects.

Direct labor cost was $4.0 million, or 33% of net production income, for the three month period ended November 1, 2002 as compared to $3.0 million, or 37% of net production income, for the three month period ended November 2, 2001. This decrease as a percentage of net production income is due to the Company’s focus (initiated in the second quarter of fiscal 2002) on improving the effectiveness and efficiency of each project and ultimately decreasing direct labor cost as a percentage of net production income. This decrease is partially offset by a continued reduction in certain higher margin projects and, to a lesser extent, an increase in salary and salary related costs that have not been passed through to the Managed Firm’s clients in all cases.

Operating costs were $7.0 million, or 59% of net production income, for the three month period ended November 1, 2002 as compared to $5.8 million, or 70% of net production income, for the three month period ended November 2, 2001. The percentage of net production income was favorably impacted by a decrease in indirect labor and related fringe benefits and depreciation and equipment rental expense, which was partially offset by an increase in rent and occupancy expenses.

Amortization of intangible assets was $14,584 for the three months ended November 1, 2002 as compared to $14,585 for the three months ended November 2, 2001. Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001.

Interest expense was $0.3 million for the three month period ended November 1, 2002 as compared to $0.3 million for the three month period ended November 2, 2001. The small increase of $14,272 was principally due to increased debt resulting from the acquisition of HLML, which is partially offset by (i) a decrease in the Company’s effective interest rate in the current year and (ii) a decrease in the level of borrowings under the Company’s revolving credit facility with Whitehall Business Credit Corporation (formerly IBJ Whitehall Business Credit Corporation)(“WBCC”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—continued

Income tax expense (benefit) was $0.2 million for the three month period ended November 1, 2002 as compared to ($0.4) million benefit for the three month period ended November 2, 2001. The effective income tax rate was 37% and 42% for the three month periods ended November 1, 2002 and November 2, 2001, respectively. The effective rate is lower principally due to the fact that approximately 34% of current year income before income taxes and minority interest was provided by HLML, which was not acquired until the fourth quarter of fiscal 2002. The effective tax rate for HLML is lower than that of the domestic operations. As such, this is causing an overall decrease in the effective income tax rate from the prior year, which is partially offset by an increase in non-deductible expenses (primarily meals and entertainment).

For the six months ended November 1, 2002 and November 2, 2001

Revenues were $35.3 million for the six month period ended November 1, 2002 as compared to $29.9 million for the six month period ended November 2, 2001. This 18% increase is due to additional revenues of $7.0 million resulting from the acquisition of HLML in February 2002. This increase in revenues is partially offset by a decline in the volume of architecture, planning and engineering services principally attributable to certain clients delaying project start dates. Management believes that these delays in start dates will continue through the remainder of fiscal year ending May 2, 2003. This is a forward-looking statement. See Risk Factors That Might Affect Our Business Or Stock Price below.

Consultant and project expenses, which include consultant costs, direct and reimbursable project expenses, total $11.4 million, or 32% of revenues, for the six month period ended November 1, 2002 as compared to $11.5 million, or 39% of revenues, for the six month period ended November 2, 2001. Consultants are used at the request of a project owner for certain technical expertise not available at the Company. This decrease is due to a decreased need for consultants on certain client projects.

Direct labor cost was $7.7 million, or 32% of net production income, for the six month period ended November 1, 2002 as compared to $6.5 million, or 36% of net production income, for the six month period ended November 2, 2001. This decrease as a percentage of net production income is due to the Company’s focus (initiated in the second quarter of fiscal 2002) on improving the effectiveness and efficiency of each project and ultimately decreasing direct labor cost as a percentage of net production income. This decrease is partially offset by a continued reduction in certain higher margin projects and, to a lesser extent, an increase in salary and salary related costs that have not been passed through to the Managed Firm’s clients in all cases.

Operating costs were $14.3 million, or 60% of net production income, for the six month period ended November 1, 2002 as compared to $12.0 million, or 65% of net production income, for the six month period ended November 2, 2001. The percentage of net production income was favorably impacted by a decrease in indirect labor and related fringe benefits and office supplies, which was offset by an increase in rent and occupancy expenses.

Amortization of intangible assets was $29,167 for the six months ended November 1, 2002 as compared to $29,168 for the six months ended November 2, 2001. Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—continued

Interest expense was $0.8 million for the six month period ended November 1, 2002 as compared to $0.7 million for the six month period ended November 2, 2001. This increase is principally due to increased debt resulting from the acquisition of HLML, which is partially offset by (i) a decrease in the Company’s effective interest rate in the current year and (ii) a decrease in the level of borrowings under the Company’s revolving credit facility with WBCC.

Income tax expense (benefit) was $0.4 million for the six month period ended November 1, 2002 as compared to ($0.4) million benefit for the six month period ended November 2, 2001. The effective income tax rate was 36% and 41% for the six month periods ended November 1, 2002 and November 2, 2001, respectively. The effective rate is lower principally due to the fact that approximately 43% of current year income before income taxes and minority interest was provided by HLML, which was not acquired until the fourth quarter of fiscal 2002. The effective tax rate for HLML is lower than that of the domestic operations. As such, this is causing an overall decrease in the effective income tax rate from the prior year, which is partially offset by an increase in non-deductible expenses (primarily meals and entertainment).

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has met working capital and capital expenditure needs through cash from operations and bank financing. At November 1, 2002, the Company’s current assets of $23.5 million exceeded current liabilities of $22.5 million, resulting in working capital of $1.0 million. The increase in working capital is primarily related to the reclassification of the WBCC revolving credit facility to long term debt due to the extension of the WBCC Loan maturity date from February 2003 to December 2005. See discussion in Note 4 above regarding the loan modification (fifth amendment to the WBCC Loans). The Company has sold and is continuing to sell shares of its 6.5% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) as discussed below.

During the six month period ended November 1, 2002, the Company’s operating activities provided $0.7 million in cash from operations before net working capital changes which used $16,122. The Company used $0.7 million primarily for capital expenditures. The Company provided net cash of $0.1 million from financing activities, primarily proceeds from issuance of its Preferred Stock and borrowings under the Company’s revolving credit facility with WBCC, which was partially offset by certain payments on long-term borrowings.

The Company expects to continue expanding its operations through internal growth, issuing equity securities and strategic acquisitions. In August 2002, the Board of Directors approved the sale of 200,000 shares at $15.00 per share of its Preferred Stock to be issued during fiscal 2003 in order to obtain additional funds for operating needs and repayment of certain debt obligations. During the six months ended November 1, 2002, the Company sold 61,000 shares of its Preferred Stock. The Company sold an additional 11,000 shares of its Preferred Stock in November 2002 at $15.00 per share. The Company believes with the favorable modifications to its WBCC Loans, favorable payment modifications to its notes payable to former BL&P shareholder, proceeds received from the sale of its equity securities and anticipated funds from future operations, it has sufficient liquidity to meet its operating needs over the next twelve months. This is a forward-looking statement. However, if the Company is unable to obtain additional capital, its acquisition strategy and operations will be adversely affected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—continued

Due to the current shortage in working capital, the Company has had to delay certain non-material capital expenditures and negotiate extended payment terms with certain consultants and vendors. In addition, the Company has negotiated amendments to the WBCC revolving credit facility and term loan to address the shortage in working capital.

A description of the Whitehall Business Credit Corporation (“WBCC”) (Formerly IBJ Whitehall Business Credit Corporation) loan arrangement follows:

At November 1, 2002, the Company had $6,435,816 outstanding, bearing interest at 5.25%, under the revolving credit facility with $134,460 available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of October 11, 2002. At November 1, 2002, the Company had $231,111 outstanding under a term loan bearing interest at 6.75%.

Substantially all domestic assets are pledged under the Company’s revolving credit and term loan (collectively “WBCC Loans”). See Note 4 above for detailed information as to the WBCC Loans and amendments thereto. The WBCC Loans are critical to the Company’s ability to meet its current and future working capital needs.

The Company and WBCC entered into a fifth amendment to the WBCC Loans on December 11, 2002. The amendment extends the maturity date of the WBCC Loans from February 7, 2003, to December 11, 2005. The fifth amendment favorably modifies the calculation used to determine the amount of money available to borrow by lessening the reserve attached to eligible receivables where the Company has billings in excess of costs incurred. Calculated as of November 1, 2002, the effect of this modification would be to increase the amount available to borrow by approximately $950,000. This number will vary based upon monthly fluctuations in the Company’s eligible receivables. However, the modification will consistently provide the Company with more funds for working capital than would have been available prior to the fifth amendment.

The fifth amendment decreases the limit on capital expenditures from $1 million to $750,000. Management believes that the new level is sufficient to meet the Company’s current capital expenditure needs. As such, Management does not believe that the lower limit on capital expenditures will negatively impact the Company’s current operations.

In addition to extending the term of the WBCC Loans, the fifth amendment WBCC provides for increasing the amount available for the Company to borrow under the term loan by an amount equal to the equity contributions in excess of $700,000 received by the Company through the sale of the Preferred Stock between May 3, 2002 and February 28, 2003, up to a maximum amount of $1,000,000. The increase in the term loan credit is based on the Company’s sale of its 6.5% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) between May 3, 2002 and February 28, 2003.

Based upon the Company’s sale of Preferred Stock prior to the fifth amendment effective date, the term loan credit available for the Company’s use as of November 1, 2002 is $215,000. These funds increase the working capital available to the Company for use in maintaining existing operations. As discussed in Note 5, the Company modified and obtained waivers on certain covenants contained in its Whitehall Business Credit Corporation and Bank of Scotland debt agreements. The modified agreements contain financial requirements which, if not achieved, will cause the Company to be in default of the debt agreement(s) and the lender(s) could call for the payment of all outstanding indebtedness. The Company’s ability to comply with these covenants depends on its achieving financial projections and/or successfully completing the sale of the Company’s 6.5% Series A Cumulative Convertible Preferred Stock by January 31, 2003. Although management believes that the Company will be able to meet the debt covenants, there is a possibility that such covenants will not be met. In the event that the Company does not meet the covenants and the Lender(s) exercise their right to accelerate the debts maturity, the Company would not have the ability to pay the lender and the Company would have to either renegotiate the debt or enter into a new arrangement to sustain its current operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—continued

Bank of Scotland (“BOS”)—see description in footnotes

The BOS loan, which matures in January 2007, is denominated in British Pounds and bears interest at LIBOR plus 2%. At November 1, 2002, the BOS loan had a balance of 2,000,000 Pounds ($3,129,800) bearing interest at 6.1%. Substantially all assets of GAIH and HLML (collectively, “consolidated GAIH”) are pledged as collateral under this financing arrangement. See Note 4 above for detailed information as to the BOS Loan and the amendments thereto.

Note Payable to Former JPJ and BL&P Shareholders –see description in footnotes

JPJ—At November 1, 2002, $528,312 (plus accrued interest) was payable to the former JPJ shareholders. See Note 4 above for detailed information as to the JPJ notes. Management believes it will be able to make the scheduled payments on these notes or obtain modifications on terms acceptable to the Company. This is a forward-looking statement. See Risk Factors That Might Affect Our Business or Stock Price below.

BL&P—At November 1, 2002, $1,619,186 (plus accrued interest) was payable to the former BL&P shareholder. See Note 4 above for detailed information as to the BL&P notes. Management believes it will be able to make the scheduled payments on these notes or obtain modifications on terms acceptable to the Company. This is a forward-looking statement. See Risk Factors That Might Affect Our Business or Stock Price below.

RISK FACTORS THAT MIGHT AFFECT OUR BUSINESS OR STOCK PRICE

Actual results may differ from the forward-looking statements above due to the following risk factors.

Uncertainties Concerning Additional Financings

The Company’s operating and growth strategies require substantial capital resources, particularly since the Company, as the management company, is responsible for the financing of working capital growth, capital growth and other cash needs of the Managed Firms. These requirements will result in the Company incurring long-term and short-term indebtedness and may result in the public or private issuance, from time to time, of additional debt or equity securities, including the issuance of such securities in connection with the execution of Management and Services Agreements.

Management is continually reviewing its results of operations and forecasted business plan to determine whether additional modifications to the financial covenants in its loan agreements may be required. In December 2002, the Company and WBCC entered into the fifth amendment to its WBCC Loans which extended the WBCC Loans maturity date to December 9, 2005. As a result, the WBCC revolving credit facility is classified as long term debt in the Company’s consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—continued

As discussed in Note 5, the Company modified and obtained waivers on certain covenants contained in its Whitehall Business Credit Corporation and Bank of Scotland debt agreements. The modified agreements contain financial requirements which, if not achieved, will cause the Company to be in default of the debt agreement(s) and the lender(s) could call for the payment of all outstanding indebtedness. The Company’s ability to comply with these covenants depends on its achieving financial projections and/or successfully completing the sale of the Company’s 6.5% Series A Cumulative Convertible Preferred Stock by January 31, 2003. Although management believes that the Company will be able to meet the debt covenants, there is a possibility that such covenants will not be met. In the event that the Company does not meet the covenants and the Lender(s) exercise their right to accelerate the debts maturity, the Company would not have the ability to pay the lender and the Company would have to either renegotiate the debt or enter into a new arrangement to sustain its current operations.

Innovative Strategy

The Company’s operating and growth strategies are predicated upon its ability to contract with architectural, engineering and planning firms (“AEP Firms”) and to generate profits from those firms. The process of identifying suitable AEP Firm candidates for entering into Management and Services Agreements and proposing, negotiating and implementing economically feasible affiliations with AEP Firms is lengthy and complex. Such strategies require intense management direction in a dynamic marketplace that is increasingly subject to cost containment and other competitive pressures. There can be no assurance that these strategies will be successful or that modifications to the Company’s strategies will not be required.

Management and Services Agreements with a Limited Number of Firms

The Company’s revenues are derived solely from its contractual relationships with the Managed Firms (for whom the Company is will provide required financing). Currently, the Company has Management and Services Agreements with five subsidiaries (JPJ, GAIH, BL&P, USA and HLML) and two other firms. These other firms are related to each other and to the Company by two common principal stockholders, Joseph M. Harris and Vernon B. Brannon. There can be no assurance that the Company will be able to successfully enter into Management and Services Agreements with additional AEP firms.

Uncertainties Concerning Ability to Receive Payments from Managed Firms

For services provided to the Managed Firms, the Company earns 99% of the net income of the Managed Firms, as determined in accordance with generally accepted accounting principles. However, for cash management purposes, the Company is to receive 99% of the positive cash flows of the Managed Firms (calculated for any period as the change in the cash balances from the beginning of the period to the end of the period). The Company’s ability actually to receive payments in respect thereof during any particular period will be subject to the cash requirements of the Managed Firms. To the extent the cash requirements of the Managed Firms continue to exceed 1% of positive cash flows, the Company will be unable to receive payments against such receivables, and such payments will be delayed. The Company’s ability to finance existing operations and to pay dividends on the Common Stock will be adversely affected if the Company is unable to collect such receivables.

Dependence on Key Personnel and Limited Management and Personnel Resources

The Company’s success depends to a significant degree upon the continued contributions of its senior management team and professional personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company carries key employee life insurance on Joseph M. Harris and Vernon B. Brannon and has employment and/or noncompete agreements with Joseph M. Harris and Brannon as well as with several (although not all) of its senior professional staff. There can be no assurance, however, that a court would enforce the noncompete agreements as currently in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—continued

effect. If courts refuse to enforce the noncompete agreements of the Company or the Managed Firms, such refusals could have a material adverse effect on the Company. In addition, as the Company expands it will likely be dependent on the senior professional staff of any firm with which the Company enters into a Management and Services Agreement. In addition, the lack of qualified professional staff or employees or the Company’s potential candidates for Management and Services Agreements may limit the Company’s ability to consummate future agreements.

Dependence on Managed Firms

The Company’s revenues depend on fees and revenues generated by various AEP firms managed by the Company. Any material loss of revenue by such firms, whether as a result of the loss of professionals or otherwise, could have a material adverse effect on the Company. The Company itself is not engaged in the practice of architecture, engineering or planning and, as a result, does not control (i) the practice of architecture, engineering or planning by professionals or (ii) the compliance with certain regulatory requirements directly applicable to the Managed Firms.

Risks Inherent in Provision of Services

The Managed Firms and certain employees of the Managed Firms are involved in the delivery of services to the public and, therefore, are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be costly and varies widely from state to state. Although the Company is indemnified under its Management and Services Agreements for claims against the Managed Firms and their employees, the Company maintains liability insurance for itself and negotiates liability insurance for the Managed Firms and the professionals employed by the Managed Firms. Successful malpractice claims asserted against the Managed Firms, their employees or the Company could have an adverse effect on the Company’s profitability.

Competition

The business of providing architectural, engineering and planning related services is highly competitive. The Company’s competition includes many other firms, such as large national firms and regional or small local firms. Several companies that have established operating histories and significantly greater resources than the Company provide many of the services provided by the Managed Firms. In addition, there are other companies with substantial resources that may in the future decide to engage in activities similar to those in which the Company engages.

Limited Trading Volume of Company Common Stock

The Company’s common stock has limited trading volume. Even a small volume of trading can have a significant impact on the price of the common stock. Until a larger volume of trading is achieved, the share price of the common stock may not be a good indicator of the price that would be required to purchase a significant position in the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—continued

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

The majority of the Company’s revenues are recorded from fixed fee contracts on a percentage of completion basis based on assumptions regarding estimated direct labor costs to complete. Each month actual labor costs incurred to date are accumulated on each project and estimated labor cost to complete is forecasted for each project. Actual labor costs incurred to date and estimated labor costs to complete are added together to determine projected final labor cost. The percentage complete is determined by dividing the actual labor cost incurred to date by the projected final labor cost. This percentage complete is multiplied by the contract value, net of direct costs, which may include direct subconsultants, travel, printing, etc. to determine the amounts of revenue that can be recognized. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are first subject to reasonable estimation. Historically, the majority of the Company’s estimates to complete have been materially correct, but these estimates might not continue to be accurate.

The asset “costs and estimated earnings in excess of billings on uncompleted projects” represents revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted projects” represents billings in excess of revenues recognized.

Included in accounts receivable on the consolidated balance sheets are reserves for doubtful accounts. Generally, before the Company does business with a new client, the Company reviews its creditworthiness. Senior management reviews the accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. Based on the information available, the Company believes the reserve for doubtful accounts as of November 1, 2002 is adequate.

Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure, assigned all goodwill to the reporting units as well as other assets and liabilities, to the extent that they related to the reporting unit. As required by SFAS No. 142, subsequent impairment losses, if any would be classified as an indirect expense on the Company’s consolidated statements of income. The Company completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and determined that no impairment existed at the effective date of the implementation of the new standard. The Company also completed its annual goodwill impairment test as of May 3, 2002 and determined that no impairment existed as of that date. Fair value of each reporting unit was measured using a valuation by an independent third party as of April 28, 2001 and May 3, 2002, which were based on the market multiples, comparable transactions and discounted cash flow methodologies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—continued

These valuations indicated an aggregate fair value of the reporting units significantly in excess of the Company’s market capitalization as of April 28, 2001 and May 3, 2002. The Company believes the market capitalization is not representative of the fair value of the Company because the Common Stock of the Company is not actively traded.

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

Impairment indicators which may be considered include, but are not limited to, the following:

•	A significant adverse change in legal factors or in the business climate
•	Unanticipated competition
•	A significant decline in the operating performance
•	Adverse action or assessment by a regulator

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the WBCC Loans and BOS Loan would have decreased pre-tax income for the six months ended November 1, 2002 by approximately $40,000.

Through the operations of GAIH and HLML, the Company is exposed to foreign currency exchange rate fluctuations primarily between United States Dollar (“USD”) and Great Britain Pound (“GBP”) resulting from translation. Foreign exchange rates have limited impact on earnings and net assets of the Company since the majority of GAIH and HLML sales and assets and liabilities are denominated in GBP. A 10% deviation (decrease) in conversion of GBP to USD would have decreased the Company’s pretax income by approximately $50,000 and net assets by approximately $350,000.

The Company has no other material exposure to market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

The Company’s Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty and Security Agreement as amended, provides that the Company may not pay cash dividends on its common stock.

In August and September 2002, the Company issued an aggregate of 61,000 shares of Preferred Stock to 4 accredited investors in a private placement exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 there under for gross proceeds of $915,000. A sales agent for the Company was paid commissions of $54,900. The Company is using the proceeds for general corporate purposes. Shares of Preferred Stock are convertible at the option of the holder into shares of Common Stock at a conversion ratio that is initially 3 to 1, based on an initial conversion price of $5. The shares of Preferred Stock must be converted into Common Stock on the initial ratio of 3 to 1 if the trading price of the Common Stock exceeds $6.50 for twenty consecutive trading days. The original conversion price is subject to adjustment in the event of stock dividends, subdivisions or splits, company combinations or reclassifications, reorganizations, consolidations or mergers.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on September 18, 2002 for the purposes of electing two directors, approving an amendment to the 1998 Stock Option Plan, and approving an amendment to the Employee Stock Purchase Plan. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.

Proposal 1:

Election of directors for term indicated:

Name	Year of Annual Meeting of Stockholders that Term Expires	Shares Voted “For”	Shares “Withheld”
Joseph M. Harris	2005	1,808,594	248,951
Vernon B. Brannon	2005	1,808,594	248,951

The following directors terms of office continued after the meeting: Shannon LeRoy, L. Fred Pounds, V. Reitzel Snider, Marvin E. Brown, and Jerry D. Craft.

Proposal 2:

Amendment of the HLM Design, Inc. Employee Stock Purchase Plan was approved with the following vote:

Shares Voted “For”	Shares Voted “Against”	Shares “Abstaining”	Broker Non-Votes
1,732,924	322,711	1,910	0

PART II.    OTHER INFORMATION—CONTINUED

Item 4.    Submission of Matters to a Vote of Security Holders—continued

Proposal 3:

Ratification of selection of the firm of Deloitte & Touche LLP as the independent public accountants for fiscal year ending May 2, 2003:

Shares Voted For	Shares Voted “Against”	Shares “Abstaining”
1,898,377	157,309	1,859

Item 6.    Exhibits and Reports on Form 8-K

(a)	The exhibits filed as part of this Form 10-Q are:

Exhibit No. Description

10.29.4	Fourth Amendment dated as of September 10, 2002 to Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty and Security Agreement (filed with Form 10-Q dated August 2, 2002).

10.29.5	Fifth Amendment dated as of December 11, 2002 to Revolving Credit, Term Loan, Capital Expenditure Loan, Guaranty and Security Agreement.

10.35.1
Letter from Bank of Scotland dated September 18, 2002 regarding Term Loan dated February 15, 2002 between G.A. Design International (Holdings) Limited and Bank of Scotland (filed with Form 10-Q dated August 2, 2002).

10.35.2	Letter from Bank of Scotland dated December 13, 2002 regarding Term Loan between G.A. Design International (Holdings) Limited and Bank of Scotland.

99.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLM DESIGN, INC. (Registrant)

Date:	December 16, 2002	By:	/s/ JOSEPH M. HARRIS
Joseph M. Harris President, Chairman and Director

Date:	December 16, 2002	By:	/s/ VERNON B. BRANNON
Vernon B. Brannon Senior Vice President, Chief Operating Officer and Chief Financial Officer

Certification of Chief Executive Officer
Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

I, Joseph M. Harris, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HLM Design, Inc. and Subsidiaries and Affiliates (the “issuer” or “registrant”);

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/S/ JOSEPH M. HARRIS

Joseph M. Harris President & Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

I, Vernon B. Brannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HLM Design, Inc. and Subsidiaries and Affiliates (the “issuer” or “registrant”);

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/S/ VERNON B. BRANNON
Vernon B. Brannon Senior Vice President, Chief Operating Officer and Chief Financial Officer