Form 10-Q
period 2003-01-31
HLM DESIGN INC
filed 2003-03-17
CIK 1049129

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission file Number 001-14137

HLM Design, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2018819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 3, 2003

Common stock, par value $.001 per share	2,476,452 shares

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

INDEX TO FORM 10-Q

		PAGE NO.

PART I .	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets—May 3, 2002 and January 31, 2003	3

	Consolidated Statements of Operations—Nine Month Periods Ended February 1, 2002 and January 31, 2003 and Three Month Periods Ended February 1, 2002 and January 31, 2003	5

	Consolidated Statement of Stockholders’ Equity—Nine Month Period Ended January 31, 2003	6

	Consolidated Statements of Cash Flows—Nine Month Periods Ended February 1, 2002 and January 31, 2003	7

	Notes to Unaudited Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

ITEM 2.	Changes in Securities and Use of Proceeds	25

ITEM 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	May 3, 2002	January 31, 2003
		(Unaudited)
ASSETS:
Current Assets:
Cash	$460,870	$251,812
Trade and other receivables, less allowance for doubtful accounts at May 3, 2002 and January 31, 2003 of $1,768,221 and $2,078,083, respectively	13,856,090	13,388,455
Costs and estimated earnings in excess of billings on uncompleted projects	7,639,530	9,203,572
Prepaid expenses and other	1,261,092	1,138,407

Total Current Assets	23,217,582	23,982,246

Other Assets:
Goodwill, net	20,834,104	22,461,871
Non-compete agreements, net	302,084	258,333
Deferred income taxes	531,661	65,345
Other non-current assets	1,061,272	1,269,686

Total Other Assets	22,729,121	24,055,235

Property and Equipment:
Leasehold improvements	2,471,340	3,166,793
Furniture and fixtures	5,250,567	3,513,654

Property and equipment, at cost	7,721,907	6,680,447
Less accumulated depreciation	5,758,626	4,641,645

Property and equipment, net	1,963,281	2,038,802

TOTAL ASSETS	$47,909,984	$50,076,283

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	May 3, 2002	January 31, 2003
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$11,262,014	$3,774,770
Accounts payable	10,525,274	8,976,982
Billings in excess of costs and estimated earnings on uncompleted projects	2,282,782	2,699,904
Accrued payroll	1,056,328	717,142
Income taxes payable	567,555	879,075
Deferred income taxes	2,357,550	1,653,267
Accrued expenses and other	2,156,163	2,868,250

Total Current Liabilities	30,207,666	21,569,390
LONG-TERM DEBT	4,941,667	12,929,670
MINORITY INTEREST	99,015	93,333
DEFERRED INCOME TAXES	—	135,000
OTHER	138,050	138,050

TOTAL LIABILITIES	35,386,398	34,864,843

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred, $.10 par value, authorized 800,000 shares, no shares outstanding 6.5% Series A Cumulative Convertible Preferred Stock, $.10 par value, non-voting, authorized 200,000 shares, no shares outstanding and 83,633 shares outstanding at May 3, 2002 and January 31, 2003, respectively	—	8,363

Common, $.001 par value, voting, authorized 9,000,000 shares; issued 2,939,082 and 2,956,452 at May 3, 2002 and January 31, 2003, respectively (includes 620,998 and 480,000 to be issued on a delayed delivery schedule at May 3, 2002 and January 31, 2003, respectively)	2,939	2,956
Additional paid in capital	9,467,106	10,816,846
Retained earnings	3,069,407	3,926,008
Accumulated other comprehensive (loss) income	(15,866)	456,667

Total stockholders’ equity	12,523,586	15,210,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,909,984	$50,076,283

See notes to consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended February 1, 2002	Nine Months Ended January 31, 2003	Three Months Ended February 1, 2002	Three Months Ended January 31, 2003
REVENUES:
Fee Income	$41,056,320	$48,224,690	$13,212,201	$15,362,867
Reimbursable Income	4,001,808	3,380,900	1,973,141	894,928

Total Revenues	45,058,128	51,605,590	15,185,342	16,257,795
CONSULTANT EXPENSE	15,201,523	12,001,405	5,450,171	2,874,508
PROJECT EXPENSES:
Direct Expenses	700,853	1,850,681	221,665	626,247
Reimbursable Expenses	1,793,155	1,436,604	497,366	377,292

Total project expenses	2,494,008	3,287,285	719,031	1,003,539

NET PRODUCTION INCOME	27,362,597	36,316,900	9,016,140	12,379,748
DIRECT LABOR	9,237,700	11,436,058	2,698,024	3,723,646
INDIRECT EXPENSES	17,564,533	22,057,031	5,563,819	7,753,327

OPERATING INCOME	560,364	2,823,811	754,297	902,775
INTEREST EXPENSE	882,643	1,015,574	210,848	257,009

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(322,279)	1,808,237	543,449	645,766
INCOME TAX (BENEFIT) EXPENSE	(92,929)	835,952	265,139	423,046

(LOSS) INCOME BEFORE MINORITY INTEREST	(229,350)	972,285	278,310	222,720
MINORITY INTEREST IN (LOSS) INCOME	(566)	79,317	15,368	29,098

NET (LOSS) INCOME	$(228,784)	$892,968	$262,942	$193,622

NET (LOSS) INCOME PER SHARE
Basic	$(0.09)	$0.29	$0.10	$0.06

NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
Basic	2,524,782	2,947,594	2,531,564	2,953,669

NET (LOSS) INCOME PER SHARE
Diluted	$(0.09)	$0.29	$0.10	$0.06

NUMBER OF SHARES USED TO COMPUTE PER SHARE DATA
Diluted	2,540,449	3,075,023	2,547,231	3,183,336

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, May 3, 2002		$—	2,939,082	$2,939	$9,467,106	$3,069,407	$(15,866)	$12,523,586
Warrants issued in connection with the acquisition of SOTA					145,765			145,765
Issuance of common stock			17,370	17	33,113			33,130
Issuance of preferred stock	83,633	8,363			1,170,862			1,179,225
Comprehensive income:
Net income						892,968
Dividends on preferred stock						(36,367)
Foreign currency translation adjustment							472,533
Total comprehensive income								1,329,134

Balance, January 31, 2003	83,633	$8,363	2,956,452	$2,956	$10,816,846	$3,926,008	$456,667	$15,210,840

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended February 1, 2002	Nine Months Ended January 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(228,784)	$892,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	718,719	802,772
Amortization of intangible assets	43,750	43,751
Amortization of deferred loan fees	166,474	151,321
Deferred income taxes	(1,841,201)	(95,430)
Other		(5,682)
Changes in assets and liabilities, net of acquired assets and foreign currency exchange, which provided (used) cash:
Trade and other accounts receivable	(1,668,576)	985,374
Costs and estimated earnings in excess of billings on uncompleted projects	2,058,632	(1,438,325)
Prepaid expenses and other assets	(563,832)	(162,665)
Accounts payable	1,480,659	(1,837,177)
Billings in excess of costs and estimated earnings on uncompleted projects	(168,161)	365,606
Income tax payable	1,886,100	268,995
Accrued expenses, payroll and other	(295,723)	133,686

Net cash provided by operating activities	1,588,057	105,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(370,580)	(878,293)
Payment for purchase of SOTA, net of cash acquired	(141,576)	—

Net cash used in investing activities	(512,156)	(878,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term borrowings	(894,008)	(1,788,853)
Net borrowings on revolving credit facility	651,578	382,403
Borrowings on long-term debt	457,589	731,383
Net proceeds from issuance of preferred stock	—	1,179,225
Dividends on preferred stock	—	(36,367)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	31,166	33,130

Net cash provided by financing activities	246,325	500,921

Effective of currency exchange rate changes on cash	—	63,120
INCREASE (DECREASE) IN CASH	1,322,226	(209,058)
CASH BALANCE:
Beginning of period	243,148	460,870

End of period	$1,565,374	$251,812

SUPPLEMENTAL DISCLOSURES:
Interest paid	$794,794	$717,683
Income tax (refunds) payments	$135,140	$602,212
Noncash investing and financing transactions:
Acquisition of acquired businesses, net of imputed interest:
Fair value of assets acquired and liabilities assumed, net	$243,669	$—
Common stock to be issued on delayed delivery schedule	$211,530	$—
Payment on note payable with trade accounts receivable	$237,213	$—

See notes to unaudited consolidated financial statements.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—HLM Design, Inc. (“HLM Design”) and Subsidiaries and Affiliates (“the Company”) provide management and services to architectural, engineering and planning design entities (“Managed Firms”) under long-term management and services agreements (“MSAs”). HLM Design is responsible for providing financing in connection with the operations and management of these Managed Firms. As of January 31, 2003, the Company had wholly-owned subsidiaries and affiliates as follows:

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

Financial Statement Presentation—The accompanying unaudited financial information as of January 31, 2003 and for the nine month periods ended February 1, 2002 and January 31, 2003 has been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 3, 2002.

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

In January 2002, the FASB issued Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the income statement. As of May 4, 2002, the Company adopted EITF 01-14. The adoption of this EITF did not have an impact on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (“Interpretation”), Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not yet evaluated the impact of this Interpretation on its financial position or results of operations.

2.    LIQUIDITY

As discussed in Note 5, certain covenants in the Company’s Whitehall Business Credit Corporation (“WBCC”) loan agreement were modified. Also, as discussed in Note 5, the Company was in default on certain covenants contained in its Bank of Scotland (“BOS”) loan agreement and was past due on certain payments on its notes payable to former JPJ and BL&P shareholders. The Company obtained the necessary waivers or modifications to cure these defaults. The loan agreements contain financial requirements, which, if not achieved, will cause the Company to be in default on the debt agreement(s) and the lender(s) could demand payment of the outstanding indebtedness. The Company’s ability to comply with these covenants and make required loan payments depends on it achieving certain financial projections. An important component of the Company’s ability to meet these financial projections relate to the Company’s ability to begin engineering and design work and generating billings for certain of the larger, more profitable projects that are currently delayed. Although management believes that the Company will be able to meet the loan covenants and make the required loan payments, there can be no assurance that the Company will be able to meet the loan covenants and make the required loan payments. In the event that the Company does not meet the covenants and make the required loan payments and the lender(s) exercise their right to accelerate the loan maturity, the Company would not have the ability to pay the lender(s) and the Company would have to either renegotiate the loans or enter into new loan agreements to sustain its current operations.

In order for the Company to meet its liquidity needs over the next twelve months, the Company will need to (i) obtain additional equity investments through the sale of preferred stock, (ii) extend the payment terms from consultants and other vendors, (iii) renegotiate the JPJ and BL&P notes payable to extend payment terms, (iv) increase the amount available under the revolving credit facility by increasing the calculated aging of certain domestic assets through the commencement of currently delayed projects or new business and (v) delay of certain capital expenditures. The Company believes that it will be able to achieve all or some of the above sufficient to meet its liquidity needs over the next twelve months. However, there is no assurance that these objectives can be accomplished. In the event that the Company is unable to achieve all or some of the above, management plans to (i) reduce operating costs (i.e., salary and related costs) in an effort to offset reduced domestic revenues, (ii) increase the utilization of domestic professionals by having them work on HLML projects, (iii) relocate or renegotiate certain office leases which expire during fiscal 2004 to reduce rent and occupancy costs, and (iv) continue additional reductions in non-essential operating costs. If the Company is unable to achieve all or some of the above sufficient to meet its liquidity needs, the Company could be in default under its loan agreements and unable to cure such default.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    CONTRACTS IN PROGRESS

Information relative to contracts in progress is as follows:

	May 3, 2002	January 31, 2003
Costs incurred on uncompleted projects (excluding overhead)	$137,392,893	$124,906,340
Estimated earnings thereon	101,121,913	103,067,519

Total	238,514,806	227,973,859
Less billings to date	233,158,058	221,470,191

Net underbillings	$5,356,748	$6,503,668

Net underbillings are included in the accompanying balance sheets as follows:

	May 3, 2002	January 31, 2003
Costs and estimated earnings in excess of billings on uncompleted projects	$7,639,530	$9,203,572
Billings in excess of costs and estimated earnings on uncompleted projects	(2,282,782)	(2,699,904)

Net underbillings	$5,356,748	$6,503,668

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Effective April 28, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective April 28, 2001. The Company identified reporting units based on the current reporting structure and assigned all goodwill and other assets and liabilities, to the extent that they related to those reporting units. As required by SFAS No. 142, subsequent impairment losses, if any, would be classified as an indirect expense on the Company’s consolidated statements of operations. The Company completed the first step of the transitional goodwill impairment test by comparing the fair value of each reporting unit to its carrying value and determined that no impairment existed at the effective date of the implementation of the new standard. The Company completed the first step of the transitional goodwill impairment test and its annual goodwill impairment test as of April 28, 2001 and May 3, 2002, respectively and determined that no impairment existed as of these dates.

Fair value of each reporting unit was measured using valuations by an independent third party as of April 28, 2001 and May 3, 2002, which were based on the market multiples, comparable transactions and discounted cash flow methodologies.

These valuations indicated an aggregate fair value of the reporting units significantly in excess of the Company’s market capitalization as of April 28, 2001 and May 3, 2002. The Company believes the market capitalization is not representative of the fair value of the Company because the Common Stock of the Company is not actively traded.

Annually of each fiscal year end, the Company will obtain an independent valuation as the basis for its goodwill impairment test. At least quarterly, management will evaluate to determine if an event or change in circumstances has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company, if appropriate, will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as an operating expense.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial information for acquired intangible assets is as follows:

	May 3, 2002	January 31, 2003
Amortized intangible assets-non-compete agreements:
Original cost	$400,000	$400,000
Accumulated amortization	97,916	141,667

The non-compete intangible assets are amortized over their contractual life ranging from four to nine years. Amortization expense for the three and nine months ended January 31, 2003 and February 1, 2002 was $14,584, $43,751, $14,585 and $43,750, respectively and annual estimated amortization for non-compete agreements are as follows:

Fiscal 2003	$58,333
Fiscal 2004	$43,749
Fiscal 2005	$33,336
Fiscal 2006	$33,336

The change in carrying amount of goodwill for the nine months ended January 31, 2003 is as follows:

Balance at May 3, 2002	$20,834,104
Goodwill acquired during the period	196,911
Effect of foreign currency exchange	1,430,856

Balance at January 31, 2003	$22,461,871

The Company has not identified any other intangibles with indefinite lives as of January 31, 2003.

5.    FINANCING ARRANGEMENTS

A description of the Whitehall Business Credit Corporation (“WBCC”) (formerly IBJ Whitehall Business Credit Corporation) loan agreement follows.

At January 31, 2003, the Company had $6,538,521 outstanding, bearing interest at 4.75%, under the revolving credit facility with $624,111 available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of January 10, 2003. At January 31, 2003, the Company also had $550,000 outstanding under a term loan bearing interest at 6.25%.

Substantially all domestic assets are pledged under the Company’s revolving credit and term loan (collectively “WBCC Loans”). This financing arrangement requires that the Company maintain certain financial requirements including minimum net worth, minimum EBITDA, maximum leverage and senior leverage ratios, maximum fixed charge coverage and senior fixed charge coverage ratios and maximum capital expenditure commitments. At January 31, 2003, the Company was in compliance with these financial covenants. Based on historical and projected results of operations, the Company expects to be in compliance with the debt covenants in future reporting periods, but there can be no assurances that the Company will be in compliance with the loan covenants in future reporting periods.

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

On December 11, 2002, the Company and WBCC entered into the fifth amendment to its WBCC Loans. The material terms of the amendment are:

a) Revolving Credit Facility.    Modifies the calculation of the amount available to borrow under the revolving credit facility based on the aging of certain domestic assets resulting in an increase in the Company’s amount available to borrow.

b) Term Loan.    Increases the amount available for the Company to borrow under the term loan by an amount equal to the equity contributions in excess of $700,000 received by the Company through the sale of the Company’s 6.5% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) between May 3, 2002 and February 28, 2003, up to a maximum amount of $1,000,000. Based upon the Company’s sale of Preferred Stock as of February 28, 2003, the term loan credit available for the Company’s use is $793,000.

c) Extension of Maturity Date.    Extends the maturity date of the WBCC Loans to December 11, 2005.

d) Modification to the Computation of Certain Covenants.    Modifies the EBITDA adjusted calculation used for determining compliance with the EBITDA, fixed and leveraged coverage covenants. The modifications are effective January 31, 2003.

e) Modification of Certain Covenants.    Decreases the maximum capital expenditure level financial covenant from $1 million to $750,000. Increases the minimum net worth level financial covenant effective as of the quarter ending January 31, 2003.

f) Conditions Subsequent.    Provides that by no later than November 15, 2003, WBCC must receive satisfactory evidence that the financial covenants set forth in the Bank of Scotland (“BOS”) loan agreement have been modified in a manner satisfactory to WBCC. The failure to meet this covenant shall constitute a default.

On March 13, 2003, the Company obtained a Waiver and Consent Letter to its WBCC Loans with WBCC. This Waiver and Consent Letter extended the period from November 15, 2003 to February 15, 2004 in which WBCC shall receive evidence satisfactory that the financial covenants set forth in the BOS loan agreement shall be modified in a manner satisfactory to WBCC (under the terms in the fifth amendment discussed above).

A description of the BOS loan agreement follows.

The BOS loan, which matures in January 2007, is denominated in British Pounds and bears interest at LIBOR plus 2%. At January 31 2003, the BOS loan had a balance of 2,000,000 Pounds ($3,308,600) bearing interest at 6.04%.

Substantially all assets of GAIH and HLML (collectively, “consolidated GAIH”) are pledged as collateral under this financing arrangement. This financing arrangement contains certain financial covenants including maximum debt to equity ratio, minimum accounts receivable to debt, minimum EBIT to senior interest, and minimum EBITDA to total senior charges calculated based on consolidated GAIH amounts. In addition, this financing arrangement requires maintenance of certain financial covenants for the Company including maximum debt to equity and minimum EBIT to total interest. At January 31, 2003, consolidated GAIH was in compliance with minimum EBIT to senior interest, minimum EBITDA to total senior charges and the Company was in compliance with the maximum debt to equity ratio and minimum EBIT to total interest. However, consolidated GAIH was not in compliance with minimum accounts receivable to debt and maximum debt to equity ratio. Consolidated GAIH obtained a waiver from BOS as of January 31, 2003 waiving compliance with these covenants for one year and one day from January 31, 2003.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A description of the note payable to former JPJ and BL&P shareholders follows.

JPJ—In August 2002, the note payable of $676,151 plus interest at 7% per annum was modified to agreed upon monthly payments of $52,830 plus interest in September 2002, $95,002 plus interest in October 2002, $52,830 plus interest from November 2002 to July 2003, and final payment of $52,849 plus interest in August 2003. In addition, 69,344 shares of the Company’s common stock, scheduled to be delivered in October 2002, were delayed and issued in January 2003. At March 14, 2003, the Company had paid all payments due under this modified payment arrangement to two of the four note holders; however, the payment of $92,454 plus interest was not paid to the remaining two note holders. The Company has obtained a waiver from these two note holders for this non-payment. Management believes it will be able to obtain modifications acceptable to the Company.

BL&P—Payment obligations to a former BL&P shareholder were amended to agreed upon payments of $183,600 plus interest at 7% per annum, $183,600 plus interest at 7% per annum and $61,200 plus interest at 7% per annum for quarters ending August 2, 2002, November 1, 2002 and January 31, 2003, respectively. The Company did not make the payments scheduled for August 2 and November 1, 2002. Effective November 1, 2002, the notes payable of $1,619,186 plus interest at 7% per annum was modified to agreed upon monthly payments of $10,000 plus interest in April 2003, $30,000 plus interest in May 2003, monthly payments of $32,900 plus interest from June 2003 to April 2007, and final payment of $32,887 in May 2007. At March 14, 2003, the Company had not paid interest payments of $60,062 due under this modified payment arrangement. The Company obtained a waiver from the former BL&P shareholder in which the former BL&P shareholder waived non-payment until certain accounts receivable are collected. Management believes it will be able to make future scheduled payments on these notes or obtain modifications on terms acceptable to the Company.

As of March 14, 2003, the Company has not paid approximately $230,000 in federal income taxes due with its May 2, 2002 tax return. The Company is currently negotiating a payment plan with the Internal Revenue Service.

6.    STOCKHOLDERS’ EQUITY

Common Stock Issued:

In June, September and December 2002, 6,140, 6,937, and 4,293 shares of Common Stock, respectively, were issued under the HLM Design, Inc. Employee Stock Purchase Plan.

6.5% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) Issued:

As of January 31, 2003, the Company sold and issued 83,633 shares of its Preferred Stock at $15.00 per share for gross proceeds of $1,254,495. Holders of the Preferred Stock are entitled to receive cumulative cash dividends at a rate of $0.98 per annum per share payable in quarterly installments. Preferred Stock shares are subject to mandatory conversion to Common Stock if the closing price for the Common Stock exceeds $6.50 for twenty consecutive trading days. In addition, Preferred Stock shares are convertible at any time into shares of Common Stock at the option of the Preferred Stock holder at an initial conversion price of $5.00 per share of Common Stock (subject to adjustment for stock dividends, stock splits, business combinations and corporate reorganizations) and an initial conversion ratio of 1 to 3. The Company incurred $75,270 in commission and other expenses in the sale of its Preferred Stock.

HLM DESIGN, INC. AND SUBSIDIARIES AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    FOREIGN AND DOMESTIC OPERATIONS

The Company currently has international operations based only in the United Kingdom. The Company has aggregated the operations of the Managed Firms located in the United Kingdom as follows:

	Three Months Ended February 1, 2002	Three Months Ended January 31, 2003	Nine Months Ended February 1, 2002	Nine Months Ended January 31, 2003
United Kingdom
Revenues	$1,204,807	$5,025,022	$2,993,659	$14,459,391
Operating (loss) income	(3,814)	494,597	223,268	1,139,817
Identifiable assets	1,642,746	7,081,249	1,642,746	7,081,249

The Company has aggregated its operations in the United States as follows:

	Three Months Ended February 1, 2002	Three Months Ended January 31, 2003	Nine Months Ended February 1, 2003	Nine Months Ended January 31, 2003
United States
Revenues	$13,980,535	$11,232,773	$42,064,469	$37,146,199
Operating income	758,111	408,178	337,096	1,683,994
Identifiable assets	25,298,531	20,143,809	25,298,531	20,143,809

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

	Three Months Ended February 1, 2002	Three Months Ended January 31, 2003	Nine Months Ended February 1, 2002	Nine Months Ended January 31, 2003
Revenues	$15,185,342	$16,257,795	$45,058,128	$51,605,590
Consultant and project expenses	6,169,202	3,878,047	17,695,531	15,288,690

Net production income	9,016,140	12,379,748	27,362,597	36,316,900

Direct labor	2,698,024	3,723,646	9,237,700	11,436,058
Operating costs	5,549,234	7,738,743	17,520,783	22,013,280
Amortization of intangible assets	14,585	14,584	43,750	43,751

Total costs and expenses	8,261,843	11,476,973	26,802,233	33,493,089

Operating income	754,297	902,775	560,364	2,823,811
Interest expense, net	210,848	257,009	882,643	1,015,574

Income (loss) before income taxes and minority interest	543,449	645,766	(322,279)	1,808,237
Income tax expense (benefit)	265,139	423,046	(92,929)	835,952

Income (loss) before minority interest	278,310	222,720	(229,350)	972,285
Minority interest in income (loss)	15,368	29,098	(566)	79,317

Net income (loss)	$262,942	$193,622	$(228,784)	$892,968

Cautionary Statement

The forward-looking statements in this report reflect management’s best judgment based on factors currently known, including the existence of certain risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” and “hopes,” variations of such words and similar expressions are intended to identify such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of these risk factors, including but not limited to, the factors discussed in such sections and in particular the factors discussed under “Risk Factors That Might Affect Our Business or Stock Price.” Forward-looking information provided by the Company is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors.

For the three months ended January 31, 2003 and February 1, 2002

Revenues were $16.3 million for the three month period ended January 31, 2003 as compared to $15.2 million for the three month period ended February 1, 2002. This 7% increase is due to additional revenues of $4.1 million resulting from the acquisition of HLML in February 2002. This increase in revenues is partially offset by a $2.7 million decline in the domestic volume of architecture, planning and engineering services principally attributable to certain clients delaying project start dates. These delays are ongoing and are adversely affecting the Company’s revenues. Management believes that such delays may continue until the United States government resolves political issues and economic uncertainties related to the possible war in Iraq and the nuclear status of North Korea. Also, Management believes that the United Kingdom revenues could be adversely impacted until the political issues related to the possible war with Iraq are resolved. Management believes that these delays in start date will continue through the remainder of fiscal year ending May 2, 2003 and beyond. These are forward-looking statements. See Risk Factors That Might Affect Our Business Or Stock Price below.

Consultant and project expenses, which include consultant costs, direct and reimbursable project expenses, total $3.9 million, or 24% of revenues, for the three month period ended January 31, 2003 as compared to $6.2 million, or 41% of revenues, for the three month period ended February 1, 2002. Consultants are used at the request of a project owner for certain technical expertise not available at the Company. This decrease is primarily due to decreased requests for consultants on certain client projects.

Direct labor cost was $3.7 million, or 30% of net production income, for the three month period ended January 31, 2003 as compared to $2.7 million, or 30% of net production income, for the three month period ended February 1, 2002. During the third quarter of 2003, the Company continued the focus (initiated in the second quarter of 2002) on improving the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income. This decrease as a precentage of net production income is partially offset by a continued reduction in certain higher margin projects and, to a lesser extent, an increase in salary and salary related costs that have not been passed through to the Managed Firm’s clients in all cases.

Operating costs were $7.7 million, or 63 % of net production income, for the three month period ended January 31, 2003 as compared to $5.5 million, or 62% of net production income, for the three month period ended February 1, 2002. This increase as a percentage of net production income was negatively impacted by (i) an increase in indirect labor and related costs due to underutilization of the Company’s professionals because of certain domestic project delays and (ii) an increase in rent and occupancy costs due to an increase in office space in certain offices. This increase is partially offset by a decrease in (i)health claims and insurance expense, (ii) depreciation and rental expense and (iii) provision for errors and omission reserves. During fiscal year 2004, Management plans to relocate several offices to reduce the office rent and occupancy costs. This is a forward-looking statement. See Risk Factors That Might Affect Our Business Or Stock Price below.

Interest expense was $ 0.3 million for the three month period ended January 31, 2003 as compared to $0.2 million for the three month period ended February 1, 2002. This small increase of $46,161 was principally due to increased debt resulting from the acquisition of HLML, which is partially offset by (i) a decrease in the Company’s effective interest rate in the current year and (ii) a decrease in the level of borrowings under the Company’s revolving credit facility with WBCC.

Income tax expense was $0.4 million for the three month period ended January 31, 2003 as compared to ($0.3 million) benefit for the three month period ended February 1, 2002. The effective income tax rate was 66% and 48% for the three month periods ended January 31, 2003 and February 1, 2002, respectively. The effective rate is higher principally due to additional tax expense of approximately $160,000 related to the BL&P acquisition which was not determined until the subsequent tax return was filed and an increase in non-deductible expenses. This higher effective tax rate is partially offset by the fact that approximately 53% of current year income before income taxes and minority interest was provided by HLML, which was not acquired until the fourth quarter of fiscal 2002. The effective tax rate for HLML is lower than that of the domestic operations.

For the nine months ended January 31, 2003 and February 1, 2002

Revenues were $51.6 million for the nine month period ended January 31, 2003 as compared to $45.1 million for the nine month period ended February 1, 2002. This 15% increase is due to additional revenues of $11.1 million resulting from the acquisition of HLML in February 2002. This increase in revenues is partially offset by a $4.9 million decline in the domestic volume of architecture, planning and engineering services principally attributable to certain clients delaying project start dates. These delays are on going and are adversely affecting the Company’s revenues. Management believes that such delays may continue until the United States government resolves political issues and economical uncertainties related to the possible war in Iraq and the nuclear status of North Korea. Also, Management believes that the United Kingdom revenues could be adversely impacted until the political issues related to the possible war with Iraq are resolved. Management believes that these delays in start dates will continue through the remainder of fiscal year ending May 2, 2003 and beyond. These are forward-looking statements. See Risk Factors That Might Affect Our Business Or Stock Price below.

Consultant and project expenses, which include consultant costs, direct and reimbursable project expenses, total $15.3 million, or 30% of revenues, for the nine month period ended January 31, 2003 as compared to $17.7 million, or 39% of revenues, for the nine month period ended February 1, 2002. Consultants are used at the request of a project owner for certain technical expertise not available at the Company. This decrease is due to decreased requests for consultants on certain client projects.

Direct labor cost was $11.4 million, or 31% of net production income, for the nine month period ended January 31, 2003 as compared to $9.2 million, or 34% of net production income, for the nine month period ended February 1, 2002. This decrease as a percentage of net production income is due, in part, to the Company’s focus (initiated in the second quarter of fiscal 2002) on improving the effectiveness and efficiency of each project and ultimately decrease direct labor cost as a percentage of net production income. This decrease is partially offset by a continued reduction in certain higher margin projects and, to a lesser extent, an increase in salary and salary related costs that have not been passed through to the Managed Firm’s clients in all cases.

Operating costs were $22.0 million, or 61% of net production income, for the nine month period ended January 31, 2003 as compared to $17.5 million, or 64% of net production income, for the nine month period ended February 1, 2002. The percentage of net production income was favorably impacted by a decrease (i) in health claims and insurance expense, (ii) depreciation and rental expense, and (iii) provision for errors and omission reserves. This decrease is partially offset by an increase in rent and occupancy expense due to an increase in office space in certain offices. Further, due to the increase in indirect labor and related costs experienced during the three month period ended January 31, 2003, indirect labor and related cost savings experienced in the previous six months have been eliminated. During fiscal year 2004, Management plans to relocate several offices to reduce the office rent and occupancy costs. This is a forward-looking statement. See Risk Factors That Might Affect Our Business Or Stock Price below.

Interest expense was $1.0 million for the nine month period ended January 31, 2003 as compared to $0.9 million for the nine month period ended February 1, 2002. This increase is principally due to increased debt resulting from the acquisition of HLML, which is partially offset by (i) a decrease in the Company’s effective interest rate in the current year and (ii) a decrease in the level of borrowings under the Company’s revolving credit facility with WBCC.

Income tax expense (benefit) was $0.8 million for the nine month period ended January 31, 2003 as compared to ($0.1) million benefit for the nine month period ended February 1, 2002. The effective income tax rate was 46% and 29% for the nine month periods ended January 31, 2003 and February 1, 2002, respectively. The effective rate is higher principally due to additional tax expense of approximately $160,000 related to the BL&P acquisition, which was not determined until the subsequent tax return was filed, and an increase in non-deductible expenses. This higher effective tax rate is partially offset by the fact that approximately 53% of current year income before income taxes and minority interest was provided by HLML, which was not acquired until the fourth quarter of fiscal 2002. The effective tax rate for HLML is lower than that of the domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has met working capital and capital expenditure needs through cash from operations and bank financing. At January 31, 2003, the Company’s current assets of $24.0 million exceeded current liabilities of $22.3 million, resulting in working capital of $1.7 million. The increase in working capital since May 3, 2002 is primarily related to the reclassification of the WBCC revolving credit facility to long term debt due to the extension of the WBCC Loan maturity date from February 2003 to December 2005. See discussion in Note 4 above regarding the loan modification (fifth amendment to the WBCC Loans). In addition, the Company has sold and is continuing to sell shares of its 6.5% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) as discussed below.

During the nine month period ended January 31, 2003, the Company’s operating activities provided $1.6 million in cash from operations before net working capital changes which used $1.5 million. The Company used $0.9 million primarily for capital expenditures. The Company provided net cash of $0.5 million from financing activities, primarily proceeds from issuance of its Preferred Stock and borrowings under the Company’s revolving credit facility with WBCC, which was partially offset by certain payments on long-term borrowings.

The Company expects to continue expanding its operations through internal growth, the sale of equity securities and strategic acquisitions. In August 2002, the Board of Directors approved the sale of 200,000 shares at $15.00 per share of its Preferred Stock to be issued during fiscal 2003 in order to obtain additional funds for operating needs and repayment of certain debt obligations. During the nine months ended January 31, 2003, the Company sold 83,633 shares of its Preferred Stock. The Company sold an additional 15,928 shares of its Preferred Stock in February 2003 at $15.00 per share. In order for the Company to meet its liquidity needs over the next twelve months, the Company will need to (i) obtain additional equity investments through the sale of preferred stock, (ii) extend the payment terms from consultants and other vendors, (iii) renegotiate the JPJ and BL&P notes payable to extend payment terms, (iv) increase the amount available under the revolving credit facility by increasing the calculated aging of certain domestic assets through the commencement of currently delayed projects or new business and (v) delay of certain capital expenditures. The Company believes that it will be able to achieve all or some of the above sufficient to meet its liquidity needs over the next twelve months. However, there is no assurance that these objectives can be accomplished. In the event that the Company is unable to achieve all or some of the above, management plans to (i) reduce operating costs (i.e., salary and related costs) in an effort to offset any future reductions in domestic revenues, (ii) increase the utilization of domestic professionals by having them work on HLML projects, (iii) relocate or renegotiate certain office leases which expire during fiscal 2004 to reduce rent and occupancy costs, and (iv) continue additional reductions in non-essential operating costs. If the Company is unable to achieve all or some of the above sufficient to meet its liquidity needs, the Company could be in default under its loan agreements and unable to cure such defaults. These are forward-looking statements. See Risk Factors That Might Affect Our Business Or Stock Price below. However, if the Company is unable to obtain additional capital, its acquisition strategy and operations will be adversely affected.

Although the Company has negotiated amendments to the WBCC revolving credit facility and term loan, there continues to be a working capital shortage. This shortage is primarily related to the decrease in the amount available to borrow under the revolving credit arrangement due to a $0.8 million decrease in the calculated aging of certain domestic assets from January 10, 2003 to January 31, 2003. This decrease in the amount available to borrow under the revolving credit arrangement is due to collections of accounts receivable received after January 10, 2003 which have not been offset by sufficient billing in the same time period. Due to the current shortage in working capital, the Company has continued to negotiate extended payment terms with certain consultants and vendors and delay certain capital expenditures to a later date.

A description of the WBCC loan arrangement follows:

At January 31, 2003, the Company had $6,538,520 outstanding, bearing interest at 4.75%, under the revolving credit facility with $624,111 available on this revolving credit arrangement based on the calculated aging of certain domestic assets reported as of January 10, 2003. At January 31, 2003, the Company had $550,000 outstanding under a term loan bearing interest at 6.25%.

Substantially all domestic assets are pledged under the Company’s revolving credit and term loan (collectively “WBCC Loans”). See Note 5 above for detailed information as to the WBCC Loans and amendments thereto. The WBCC Loans are critical to the Company’s ability to meet its current and future working capital needs.

The Company and WBCC entered into a fifth amendment to the WBCC Loans on December 11, 2002. The amendment extends the maturity date of the WBCC Loans from February 7, 2003 to December 11, 2005. The fifth amendment favorably modifies the calculation used to determine the amount of money available to borrow by lessening the reserve attached to eligible receivables where the Company has billings in excess of costs incurred. This modification should consistently provide the Company with more funds for working capital than would have been available prior to the fifth amendment.

The fifth amendment decreases the limit on capital expenditures from $1 million to $750,000. Management believes that the new level is sufficient to meet the Company’s current capital expenditure needs. As such, Management does not believe that the lower limit on capital expenditures will negatively impact the Company’s current operations.

In addition to extending the term of the WBCC Loans, the fifth amendment WBCC provides for increasing the amount available for the Company to borrow under the term loan by an amount equal to the equity contributions in excess of $700,000 received by the Company through the sale of the Preferred Stock between May 3, 2002 and February 28, 2003, up to a maximum amount of $1,000,000. The increase in the term loan credit is based on the Company’s sale of its Preferred Stock between May 3, 2002 and February 28, 2003. Based upon the Company’s sale of Preferred Stock as of February 28, 2003, the term loan credit available for the Company’s use is $793,000. These funds increase the working capital available to the Company for use in maintaining existing operations.

As discussed in Note 5, certain covenants in the Company’s Whitehall Business Credit Corporation (“WBCC”) loan agreement were modified. Also, as discussed in Note 5, the Company was in default on certain covenants contained in its Bank of Scotland (“BOS”) debt agreement and was past due on certain payments on its notes payable to former JPJ and BL&P shareholders. The Company obtained the necessary waivers or modifications to cure these defaults. The loan agreements contain financial requirements, which, if not achieved, will cause the Company to be in default on the loan agreement(s) and the lender(s) could demand payment of the outstanding indebtedness. The Company’s ability to comply with these covenants and make required loan payments depends on it achieving certain financial projections. An important component of the Company’s ability to meet these financial projections relate to the Company’s ability to begin engineering and design work and generating billings for certain of the larger, more profitable projects that are currently delayed. Although management believes that the Company will be able to meet the loan covenants and make the required debt payments, there can be no assurance that the Company will be able to meet the loan covenants and make the required loan payments. In the event that the Company does not meet the covenants and make the required loan payments and the lender(s) exercise their right to accelerate the loan maturity, the Company would not have the ability to pay the lender(s) and the Company would have to either renegotiate the loans or enter into new loan agreements to sustain its current operations.

Bank of Scotland (“BOS”)—see footnote 5.

The BOS loan, which matures in January 2007, is denominated in British Pounds and bears interest at LIBOR plus 2%. At January 31, 2003, the BOS loan had a balance of 2,000,000 Pounds ($ 3,308,600) bearing interest at 6.04%. Substantially all assets of GAIH and HLML (collectively, “consolidated GAIH”) are pledged as collateral under this financing arrangement. See Note 5 above for detailed information as to the BOS Loan.

Note Payable to Former JPJ and BL&P Shareholders—see footnote 5.

JPJ—At January 31, 2003, $369,822 (plus accrued interest) was payable to four former JPJ shareholders. See Note 5 above for detailed information as to the JPJ notes. At March 14, 2003, the Company was not current with two of the four JPJ shareholders, but had obtained a waiver from these two shareholders for non-payment. Management believes it will be able to obtain modifications acceptable to the Company. This is a forward-looking statement. See Risk Factors That Might Affect Our Business or Stock Price below.

BL&P—At January 31, 2003, $1,586,342 (plus accrued interest) was payable to the former BL&P shareholder. See Note 5 above for detailed information as to the BL&P notes. At March 14, 2003, the Company had not paid all interest payments due under this modified payment arrangement. The Company obtained a waiver from the former BL&P shareholder in which the former BL&P shareholder waived non-payment until certain accounts receivable are collected. Management believes it will be able to make future scheduled payments on these notes or obtain modifications on terms acceptable to the Company. This is a forward-looking statement. See Risk Factors That Might Affect Our Business or Stock Price below.

RISK FACTORS THAT MIGHT AFFECT OUR BUSINESS OR STOCK PRICE

Actual results may differ from the forward-looking statements above due to the following risk factors.

Uncertainties Concerning Additional Financings

The Company’s operating and growth strategies require substantial capital resources, particularly since the Company, as the management company, is responsible for the financing of working capital growth, capital growth and other cash needs of the Managed Firms. Management is continually reviewing opportunities for additional financing, including the sale of private equities. It is possible that the Company will be unable to obtain additional financing sufficient to meet the Company’s needs based on its current growth strategy. In such an instance, the Company would be forced to reevaluate its strategy and the Company’s current plans for the growth and operations would be negatively affected.

As discussed in Note 5, certain covenants in the Company’s Whitehall Business Credit Corporation loan agreement. Also, as discussed in Note 5, the Company was in default on certain covenants contained in its Bank of Scotland loan agreement and was past due on certain payments on its notes payable to former JPJ and BL&P shareholders. The Company obtained the necessary waivers or modifications to cure these defaults. The loan agreements contain financial requirements, which, if not achieved, will cause the Company to be in default on the loan agreement(s) and the lender(s) could demand payment of the outstanding indebtedness. The Company’s ability to comply with these covenants and make required loan payments depends on it achieving certain financial projections. An important component of the Company’s ability to meet these financial projections relate to the Company’s ability to begin engineering and design work and generating billings for certain of the larger, more profitable projects that are currently delayed. Although management believes that the Company will be able to meet the loan covenants and make the required loan payments, there can be no assurance that the Company will be able to meet the loan covenants and make the required loan payments. In the event that the Company does not meet the covenants and make the required loan payments and the lender(s) exercise their right to accelerate the loan maturity, the Company would not have the ability to pay the lender(s) and the Company would have to either renegotiate the loans or enter into new loan agreements to sustain its current operations. If the Company is unable to renegotiate the loan or enter into a new loan agreements, the Company could be in default under its loan agreements and unable to cure such default.

Uncertainties Concerning Political Issues

Numerous projects have been and are continuing to be delayed by owners. Management believes these delays are due in large part to concerns and economic uncertainties related to a possible war with Iraq and settlement of North Korea’s nuclear status. The political resolution of these issues is likely to affect the Company’s industry and the United States economy as a whole. At this time, it is difficult to speculate whether various resolutions would have positive or negative effects. A continuing stalemate, particularly with respect to the Iraq situation, is likely to result in continuing project start delays.

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

Management and Services Agreements with a Limited Number of Firms

The Company’s revenues are derived solely from its contractual relationships with the Managed Firms (for whom the Company must provide required financing). Currently, the Company has Management and Services Agreements with five subsidiaries (JPJ, GAIH, BL&P, USA and HLML) and two other firms. These other firms are related to each other and to the Company by two common principal stockholders, Joseph M. Harris and Vernon B. Brannon. There can be no assurance that the Company will be able to successfully enter into Management and Services Agreements with additional AEP firms.

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

Included in accounts receivable on the consolidated balance sheets are reserves for doubtful accounts. Generally, before the Company does business with a new client, the Company reviews its creditworthiness. Senior management reviews the accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. Based on the information available, the Company believes the reserve for doubtful accounts as of January 31, 2003 is adequate.

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

A hypothetical 100 basis point adverse change (increase) in interest rates relating to the WBCC Loans and BOS Loan would have decreased pre-tax income for the nine months ended January 31, 2003 by approximately $71,000.

Through the operations of GAIH and HLML, the Company is exposed to foreign currency exchange rate fluctuations primarily between United States Dollar (“USD”) and Great Britain Pound (“GBP”) resulting from translation. Foreign exchange rates have limited impact on earnings and net assets of the Company since the majority of GAIH and HLML sales and assets and liabilities are denominated in GBP. A 10% deviation (decrease) in conversion of GBP to USD would have decreased the Company’s pretax income by approximately $106,000 and net assets by approximately $370,000.

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

During the nine months ended January 31,2003, the Company issued an aggregate of 83,633 shares of Preferred Stock to 7 accredited investors in a private placement exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for gross proceeds of $1,254,495. The Company incurred commissions and other expenses of $75,270 in connection with the sale of the Preferred Stock. The Company is using the proceeds for general corporate purposes. Shares of Preferred Stock are convertible at the option of the holder into shares of Common Stock at a conversion ratio that is initially 1 to 3, based on an initial conversion price of $5. The shares of Preferred Stock must be converted into Common Stock on the initial ratio of 1 to 3 if the trading price of the Common Stock exceeds $6.50 for twenty consecutive trading days. The original conversion price is subject to adjustment in the event of stock dividends, subdivisions or splits, company combinations or reclassifications, reorganizations, consolidations or mergers.

Item 6.    Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this Form 10-Q are:

Exhibit No.	Description
10.1	Letter from Bank of Scotland dated March 11, 2003 regarding Term Loan between Bank of Scotland and G.A. Design International Holdings Ltd.

99.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

Change in Registrant’s Certifying Accountant filed on Form 8-K dated January 20, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLM DESIGN, INC.
(Registrant)

Date:	March 17, 2003	By:	/s/ JOSEPH M. HARRIS
Joseph M. Harris President, Chairman and Director

Date:	March 17, 2003	By:	/s/ VERNON B. BRANNON
Vernon B. Brannon Senior Vice President, Chief Operating Officer and Chief Financial Officer

Certification of Chief Executive Officer

Pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

I, Joseph M. Harris, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HLM Design, Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report;

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 17, 2003	/s/ JOSEPH M. HARRIS
Joseph M. Harris President & Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

I, Vernon B. Brannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HLM Design, Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.;

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ VERNON B. BRANNON
Vernon B. Brannon Senior Vice President, Chief Operating Officer and Chief Financial Officer